Form 10-Q
period 1999-09-30
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 1999-11-30
CIK 906196

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                          Commission File No. 1-12208

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     86-0830781
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 10 EAST GOLF ROAD, DES PLAINES, ILLINOIS 60016
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 299-9900

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's Common Stock:
1,000 shares as of September 30, 1999.

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information in accordance with generally accepted accounting principles, has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Motor Coach Industries International, Inc. Prospectus dated September 27, 1999. In the opinion of management, these statements contain all adjustments consisting of only normal recurring adjustments, necessary to present fairly the financial position as of September 30 1999, and December 31, 1998, results of operations for the three and nine month periods ended September 30, 1999 and September 30, 1998 and cash flows for the nine month periods ended September 30, 1999, and September 30, 1998. The 1999 interim results reported herein may not necessarily be indicative of results of operations for the full year 1999.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                     UNAUDITED CONSOLIDATED INCOME STATEMENT



                                                             Three Months Ended        Nine Months Ended
                                                                 September 30             September 30
(Dollars In Thousands)                                      1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------

Revenues:
   Sales                                               $ 186,226     $180,207      $ 671,870      $ 661,917
   Finance income                                          1,406        1,175          3,024          4,216
                                                       ---------     --------      ---------      ---------
      Total Revenues                                     187,632      181,382        674,894        666,133
                                                       ---------     --------      ---------      ---------

Operating Costs and Expenses:
   Cost of Sales (exclusive of items shown               142,205      137,994       507,415         522,963
   separately below)
   Cost of sales inventory valuation charge                   --           --        21,000              --
   Interest expense-finance operations                       878          679         2,233           2,089
   Depreciation and amortization                           6,018        6,952        18,352          18,861
   Research and development expenses                       3,830        2,709         8,463           7,948
   Selling, general and administrative expenses           22,526       24,701        73,042          66,023
                                                       ---------     --------      ---------      ---------
      Total Operating Costs and Expenses                 175,457      173,035       630,505         617,884
                                                       ---------     --------      ---------      ---------

Operating Income                                          12,175        8,347        44,389          48,249

Other Income (Expense):
   Interest (expense)                                    (14,578)      (4,561)      (30,924)        (13,001)
   Interest (expense) pushed down from related party          --       (6,445)      (11,601)        (18,252)
   Foreign currency translation gain (loss)                 (748)       1,586        (1,641)          3,576
   Gain on sale of investment                                 --        7,000            --           7,000
   Other income (expense)                                    996          612          (510)          3,820
                                                       ---------     --------      ---------      ---------
      Total Other Income and (Expense)                   (14,330)      (1,808)      (44,676)        (16,857)
                                                       ---------     --------      ---------      ---------

Income Before Income Taxes                                (2,155)       6,539          (287)         31,392
   Provision for income taxes                             (1,231)       6,578         6,412          21,975
                                                       ---------     --------      ---------      ---------
Income (loss) before extraordinary item                     (924)         (39)       (6,699)          9,417

   Extraordinary (loss) (net of tax of $1,568)                --           --        (2,614)             --
                                                       ---------     --------      ---------      ---------
Net Income (Loss)                                      $    (924)    $    (39)     $ (9,313)      $   9,417
                                                       ---------     --------      ---------      ---------
                                                       ---------     --------      ---------      ---------

The accompanying notes are an integral part of these statements

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                         September 30,    December 31,
(Dollars In Thousands)                                        1999            1998
---------------------------------------------------------------------------------------
ASSETS
Current assets:

     Cash and cash equivalents                            $  23,488         $  24,038
     Trade and other accounts receivable, net               123,300           121,966
     Current portion of notes receivable                     15,808            10,548
     Inventories                                            234,547           225,865
     Deferred income taxes                                   25,494            21,488
     Other current assets                                     6,061             6,086
                                                          ---------         ---------
        Total Current Assets                                428,698           409,991

Property, plant and equipment, net                          113,202           102,796
Notes receivable                                             55,589            35,400
Investments in affiliates                                    23,596            23,116
Intangible assets, net                                      213,829           215,589
Other non-current assets                                     36,665            14,863
                                                          ---------         ---------
        Total Assets                                      $ 871,579         $ 801,755
                                                          =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                     $  85,798         $  81,890
     Accrued salaries and benefits                           12,900            13,343
     Warranty and insurance reserves                         12,443            13,960
     Accrued income taxes                                      --              32,320
     Self insurance reserves                                  5,591             6,365
     Net liabilities of discontinued operations               5,297             4,416
     Other current liabilities                               44,340            30,239
                                                          ---------         ---------
        Total Current Liabilities                           166,369           182,533

Long-term debt, net                                         528,909           267,965
Long-term debt pushed down from related party                  --             206,500
Pensions and other benefits                                  20,669            15,787
Other deferred items and self insurance reserves             14,468            19,059
Deferred income taxes                                         6,888             6,990
                                                          ---------         ---------
        Total Liabilities                                   737,303           698,834
                                                          ---------         ---------

Stockholder's equity
      Common stock ($.01 par value 1,000 shares             347,240           241,275
      authorized, issued and outstanding) and additional
      paid in Capital
      Accumulated deficit                                  (186,839)         (109,094)
      Accumulated other comprehensive income                (26,125)          (29,260)
                                                          ---------         ---------

        Total Stockholder's Equity                          134,276           102,921
                                                          ---------         ---------

        Total Liabilities and Stockholder's Equity        $ 871,579         $ 801,755
                                                          =========         =========

The accompanying notes are an integral part of these statements.

                    MOTORCOACH INDUSTRIES INTERNATIONAL INC.
                 UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                  Nine Months ended September 30,
(Dollars in Thousands)                                                     1999         1998
--------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used In) Operating Activities
         Net Income                                                  $  (9,313)          $   9,417
         Adjustments to Reconcile Net Income to Net Cash
         Provided By (Used In) Operations:
           Depreciation and amortization                                18,352              18,861
           Extraordinary loss on early retirement of debt                4,182                --
           Gain on sale of investment                                     --                (7,000)
           Noncash interest expense pushed down from related party        --                18,252
           Noncash inventory valuation charge                           21,000                --
           All other operating activities                              (49,317)            (19,851)
                                                                     ---------           ---------
Net Cash Provided By (Used In) Operating Activities                    (15,096)             19,679
                                                                     ---------           ---------

Cash Flows Provided By (Used In) Investing Activities
         Capital expenditures                                          (19,332)             (6,383)
         Proceeds from sale of property and investments                 12,334               8,040
         Change in notes receivable                                    (26,533)              2,246
         Investment in unconsolidated affiliate                           --                (5,000)
         Discontinued operations, net changes                            1,053               1,989
         Investments in assets held for lease                           (8,040)              5,540
         Transfer of Mexican subsidiaries                               (1,483)               --
                                                                     ---------           ---------
Net Cash Provided By (Used In) Investing Activities                    (42,001)              6,432
                                                                     ---------           ---------

Cash Flow Provided By (Used In) Financing Activities

         Proceeds from issuance of term B loans                        333,000                --
         Proceeds from issuance of 11-1/4% senior sub notes            150,080                --
         Payment of term B loan principal                                 (833)               --
         Payment of 9.02% senior notes                                (105,321)               --
         Payment of senior secured discount notes                     (206,500)               --
         Payment of debt issuance costs                                (25,046)               --
         Payment of parent company senior notes                        (35,574)               --
         Net change in other long-term borrowings                      (21,774)                (74)
         Net change in related party receivables, payables             (16,702)              8,562
         Dividends paid to parent company                              (74,459)                  5
         Net change in bank credit facilities                          (99,594)             (1,061)
         New paid-in-capital, net of transaction costs                 159,270                --
                                                                     ---------           ---------
Net Cash Provided By (Used In) Financing Activities                     56,547               7,432
                                                                     ---------           ---------

Net Increase (Decrease) in Cash                                           (550)             33,543

Cash and Cash Equivalents at Beginning of Period                        24,038              13,997
                                                                     ---------           ---------

Cash and Cash Equivalents at End of Period                           $  23,488           $  47,540
                                                                     ---------           ---------
                                                                     ---------           ---------

 The accompanying notes are an integral part of these statements

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The Company is an indirect wholly owned subsidiary of MCII Holdings (USA), Inc. These unaudited financial statements present the accounts of Motor Coach Industries International Inc. ("MCII" and its subsidiaries together with MCII referred to as the "Company"). The Company's principal operating subsidiaries are Motor Coach Industries, Inc. ("MCI-U.S."), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("HBSI"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

All significant inter-company balances and transactions have been eliminated upon consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

NOTE 2 - FINANCIAL RESTRUCTURING & REORGANIZATION

As of December 31, 1998, Transportation Manufacturing Operations, Inc. ("TMO"), a principal indirect wholly owned subsidiary of MCII Holdings (USA), Inc., had a $170 million US revolving credit agreement ("the Senior Credit Facility") with a nine-bank syndicate to finance working capital and other general corporate needs. This credit facility was due to expire on October 1, 1999, and the lenders had indicated that they were not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's senior term notes due 2002, a $12 million reduction in its Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999

As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company did not expect to generate sufficient cash flow from operations to fund both short-term requirements and meet the required expiration of the Senior Credit Facility.

On March 18, 1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates ("CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent, and underwriter to undertake a financial restructuring of the debt obligations of the Company and its parent company.

On April 19, 1999, TMO executed an agreement with CIBC Oppenheimer for the issuance of $40 million of Senior Subordinated increasing rate notes ("IRNs"), due December 31, 1999, (subject to extension to March 31, 2000). This bridge financing was used by the Company to meet short-term working capital requirements while the financial restructuring process was being completed.

In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, had developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company, and their respective subsidiaries.

On May 14, 1999, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") which, at the time, indirectly owned 100% of the stock of the Company, commenced a tender offer and consent solicitation relating to all of approximately $206,500,000 aggregate principal amount of outstanding senior secured discount notes due 2002 (the "Discount Notes") issued by Grupo Dina and the Company. Grupo Dina also commenced a tender offer and consent solicitation relating to all of the $35,000,000 aggregate principal amount of outstanding senior secured guaranteed notes due 2000 (the "Guaranteed Notes") issued by its wholly-owned subsidiary, Dina Trucks (USA), L.L.C., and guaranteed by Grupo Dina and Dina Camiones, S.A. de C.V.

In connection with the tender offers, Grupo Dina solicited consents to (a) defer payment of interest on the Discount Notes until the earlier of July 15, 1999 or settlement of the tender offer and (b) adopt amendments to the indentures under which the Discount Notes and Guaranteed Notes were issued to eliminate substantially all restrictive covenants and certain event of default provisions.

The consideration for each Discount Note and Guaranteed Note tendered and accepted for payment was (a) $980 per $1,000 of Notes, plus (b) a consent payment of $20 per $1,000 of Notes, plus (c) accrued interest through the settlement date. The consent payment was paid only for tendered Notes for which consents were validly delivered and not revoked prior to the term date. The tender offers expired on June 14, 1999 and virtually all the notes were tendered and purchased in conjunction with the tender offer.

The tender offers were part of the overall plan to recapitalize and restructure substantially all of the indebtedness of Grupo Dina and its subsidiaries through a series of dependent transactions, with (a) a $175 million investment made by an investment group led by Joseph Littlejohn & Levy Fund III in the Company, consisting of a $125 million equity investment, in exchange for an equity interest of 61% in MCII Holdings (USA) Inc., (the "Parent Company") and $50 million in senior notes issued by the Parent Company with warrants, due 2010, (b) the Company entering into a new senior credit facility in an approximate amount of $445 million and (c) TMO issuing approximately $152 million of senior subordinated notes due 2009. In addition to the debt repurchased pursuant to the tender offers, TMO repaid substantially all of its outstanding indebtedness including, but not limited to, the IRN's, the existing US and Canadian revolving credit facilities and the 9.02% senior term notes due 2002. Also, TMO changed its' name to Motor Coach Industries International, Inc. For further information on the details of the debt repayment and the current outstanding debt under the new credit facility see note 7 on long term debt. Finally, MCII Holdings (USA), Inc. transferred its' Dina Autobuses, S.A. de C.V. subsidiary to MCII.

NOTE 3 - INVENTORY CHARGE

The Company recorded a non-cash inventory charge of $21.0 million in the second quarter of 1999. $15.0 million of this charge was recorded to adjust the inventory of used coaches to reflect a change in asset management strategy implemented by the new management brought in by the new equity investors in response to the changing dynamics of the marketplace. The remaining $6.0 million charge was recorded to rationalize the inventory of replacement parts in conjunction with a revised plan developed during the second quarter of 1999 to consolidate the Company's replacement parts distribution activities into a single location.

NOTE 4 - EXTRAORDINARY LOSS

The Company recorded a $2.6 million after-tax ($4.2 million pre-tax) extraordinary charge associated with the early retirement of debt in connection with the financial restructuring. The charge consists primarily of early redemption premiums and other financing costs incurred partially offset by a gain resulting from the recognition of unamortized swap accretion deferred credits.

NOTE 5 - GAIN ON SALE OF INVESTMENT

In December, 1995, the Company purchased a 10% ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA"), a Mexican coach manufacturing company, from Grupo Dina for $1.2 million. In 1996, the Company evaluated the relizability of its investment in MASA and, due to the continuing operating losses of MASA and prolonged weakness in the Mexican economy, wrote off the investment resulting in a pre-tax loss of $1.2 million. During the three months ended September 30, 1998 the Company sold its interest in MASA for $7.0 million. During the fourth quarter of 1998 the Company reimbursed Grupo Dina $2.0 million for expenses incurred in conjunction with this transaction.

NOTE 6 - INVENTORIES

Inventories consisted of the following:
(dollars in thousands)

                              September 30, 1999      December 31, 1998
                              ------------------      -----------------
Raw Material                     $  35,687                $  38,287
Work in process                     42,721                   42,487
Finished goods                     181,827                  171,501
                                 ---------                ---------
                                   260,235                  252,275
Inventory reserves                 (25,688)                 (26,410)
                                 ---------                ---------
Total                            $ 234,547                $ 225,865
                                 =========                =========

NOTE 7 - LONG-TERM DEBT

Below is a schedule of outstanding debt as of September 30,1999 and December 31, 1998:


                                                     September 30,  December 31,
(dollars in thousands)                                   1999         1998
---------------------------------------------------------------------------------
   11-1/4% senior subordinated notes, due 2009        $ 152,250       $     --
   Borrowings under senior secured credit facility:
       Term loan B, due 2006                            332,167             --
       Revolving credit agreement, due 2005              46,000             --
   Senior secured discount notes, due 2002                 --          206,500
   United States back credit facility                      --          137,000
   9.02% senior notes, due 2002                            --          100,000
   Pre-export notes, due 1999                              --           22,000
   BancoMext export loan facility                          --            8,594

   Other notes payable                                      597            371
                                                      ---------      ---------
   Total                                                531,014        474,465

   Less unamortized discount on 11-1/4%
   senior subordinated notes                             (2,105)
                                                      ---------      ---------
   Total                                              $ 528,909      $ 474,465
                                                      =========      =========

The long-term debt as of September 30, 1999 is due as follows:
(dollars in thousands)

         2000                                          $         -
         2001                                                    -
         2002                                                    -
         2003                                                    -
         2004                                                    -
         2005 and thereafter                               531,014
                                                       -----------
                               Total                   $   531,014
                                                       ===========

On June 16, 1999, the Company completed a major financial restructuring where it issued $152.2 million of senior subordinated notes and also entered into a $445 million secured credit agreement.

The 11.25% senior subordinated notes were issued at a discount of 98.5755 so as to yield cash proceeds of $150.1 million. Interest payments will be twice a year, on each May 1 and November 1, beginning November 1, 1999. The notes are not secured by any collateral and rank junior to any of the Company's other senior debt but equal to any future senior subordinated debt issuance. The Company has a right to buy back some or all of the notes prior to their due date subject to certain limitations and premium provisions as specified in the agreement.

The $445 million secured credit agreement consists of $333 million of term loans and a $112 million revolving credit facility. This agreement contains financial covenants that the company will not exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. As of September 30, 1999, the Company is in compliance with all such covenants. The credit agreement also contains a mandatory prepayment provision based upon a free cash flow formula as specified in the agreement. The prepayment provision calls for any prepayments made to be first applied to the term loans and then to the loans made under the revolving credit agreement. The Company has reviewed the formula and does not have an additional prepayment required as of September 30, 1999.

The $333 million of the term loans are variable rate loans with accrued interest plus a principal payment of $832,500 due at the end of each calendar quarter commencing on September 30, 1999 and ending on March 31, 2006 and a final principal payment of $310.5 million plus accrued interest due on June 16, 2006. The variable rate of interest is based upon certain formulas stated in the agreement that includes a base rate of interest and an applicable margin based upon a calculation of the Company's Consolidated Total Leverage Ratio. As of September 30, 1999 the average effective interest rate on $332.2 million of outstanding borrowings was 8.8%.

The $112 million revolving credit agreement due 2005 provides the Company with the ability to borrow funds as needed at variable rates of interest based upon certain formulas stated in the agreement that includes a base rate of interest and an applicable margin based upon a calculation of the Company's Consolidated Total Leverage Ratio. The company also pays a 0.5% facility fee on the unused portion of the revolving credit agreemtnt. As of September 30, 1999, the Company had $46 million in outstanding borrowings at an average effective interest rate of 9.6%.

As of September 30, 1999, the Company had approximately $3.9 million of current outstanding debt that the Company has reclassified to non-current since it is the Company's intention to refinance the debt and it has the ability to do so under its revolving credit agreement. Outstanding debt at December 31, 1998 has been classified in accordance with the terms and provisions of the new debt outstanding as of June 16, 1999.

On April 19, 1999 the Company executed an agreement with CIBC Oppenheimer for the issuance of $40 million of senior subordinated increasing rate notes ("IRN's") due December 31, 1999. These IRN's were repaid along with approximately $.2 million of accrued interest and approximately $.2 of million premium as part of the financial restructuring.

As of December 31, 1998, the Company had approximately $137 million of outstanding borrowings under a $170 million credit facility. The amount of borrowings under this credit facility increased to approximately $165.5 million at June 16, 1999 which the company paid off along with approximately $0.5 million of accrued interest and $0.2 million of premium on this date as part of the financial restructuring.

As of December 31, 1998 the Company had $100 million of outstanding 9.02% Senior Notes. As part of the financial restructuring on June 16, 1999, the Company repaid the senior notes along with approximately $.4 million of accrued interest and a prepayment premium of approximately $5.3 million.

As of December 31, 1998 the Company had approximately $206.5 million of outstanding senior secured discount Notes issued by Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") and the Company. On June 16, 1999, the Company repaid $206.5 million and $14.5 million of accrued interest as part of the financial restructuring. The Company also repaid $35 million of the Dina Truck Notes, a wholly owned subsidiary of Grupo Dina, and $.6 million of accrued interest as a part of the financial restructuring.

As of December 31, 1998 the Company had borrowings of approximately $8.6 million under a $30 million dollar credit facility to Dina Autobuses S.A. de C.V. ("Autobuses"), a wholly owned subsidiary, at the time, of Grupo Dina, for the purpose of financing export sales, through the National Bank Foreign Trade S.N.C. ("Bancomext"). On June 16, 1999 the Company repaid its current outstanding borrowings of $14.0 million in addition to $.1 million of accrued interest.

NOTE 8 - COMMON STOCK

The Company is a wholly owned subsidiary of MCII Holdings, Inc., which is a wholly owned subsidiary of MCII Holdings (USA), Inc. Prior to the completion of the financial restructuring, MCII Holdings (USA), Inc. was a wholly owned subsidiary of "Grupo Dina". On June 16, 1999, as a part of the financial restructuring, a 61% equity interest of MCII
Holdings (USA), Inc. was purchased by an investment group led by Joseph Littlejohn and Levy Fund III LP ("JLL"). As part of the transaction, the investment group led by JLL also purchased $50 million in Senior Notes from MCII Holdings (USA) which were accompanied by warrants to purchase up to 10% of the fully diluted common stock of MCII Holdings (USA). These warrants are immediately exercisable at a price of $204.918 per share which is equivalent to the price per share that JLL invested in MCII Holdings (USA) Inc.

NOTE 9 - REVENUES, OPERATING INCOME AND ASSET SUPPLEMENTARY INFORMATION

Revenues and operating income by reportable segment for the three and nine months ended September 30, 1999 and 1998 were as follows:
(dollars in thousands)

                                 Three months ended      Nine months ended
                                    September 30,          September 30,
                                     1999       1998       1999       1998
                                 --------   --------   --------   --------
Revenues:
             Coach and support   $142,783   $131,364   $531,940   $514,004
             Replacement parts     42,208     47,714    136,682    144,639
             Finance                2,641      2,304      6,272      7,490
                                 --------   --------   --------   --------
                                 $187,632   $181,382   $674,894   $666,133
                                 ========   ========   ========   ========

Operating income (loss):
             Coach and support   $  8,798   $    845   $ 36,974   $ 31,562
             Replacement parts      3,198      6,752      7,415     14,357
             Finance                  179        750       --        2,330
                                 --------   --------   --------   --------
                                 $ 12,175   $  8,347   $ 44,389   $ 48,249
                                 ========   ========   ========   ========

Total asset information by reportable segment as of September 30, 1999 and December 31, 1998 was as follows (dollars in thousands):

                                    September 30, 1999   December 31, 1998
                                    ------------------   -----------------
Assets:
             Coach and support          $578,723               $536,659
             Replacement parts           193,264                184,325
             Finance                      99,592                 80,771
                                        --------               --------
                                        $871,579               $801,755
                                        ========               ========


NOTE 10 - COMPREHENSIVE INCOME

For the nine months ended September 30, 1999 and 1998, the Company's comprehensive income included net income, foreign currency translation losses and minimum pension liability adjustments. The Company recorded a foreign currency translation gain of $3,135,000 for the nine months ended September 30, 1999 compared to a $8,325,000 foreign currency translation loss recorded for the comparable period of 1998. Minimum pension liability losses totaled $0 and $126,000 for the nine months ended September 30, 1999 and 1998 respectively. Therefore, comprehensive income (loss) was ($6,178,000) for the nine months ended September 30, 1999 and $966,000 for the comparable period of 1998.

NOTE 11- RELATED PARTY TRANSACTIONS

Related party transactions for the three and nine months ended September 30, 1999 and 1998 were as follow:
(dollars in thousands)

                                               Three months ended                         Nine months ended
                                                    September 30,                            September 30,
                                               1999             1998                   1999            1998
                                               ----             ----                   ----            ----
Purchases from affiliated companies:
             Goods                           $  1,005          $ 1,901                $  5,090        $   6,205
             Services                           1,425            4,851                   7,120           16,043
                                             --------          -------                --------        ---------
                                             $  2,430          $ 6,752                $ 12,210        $  22,248
                                             ========          =======                ========        =========


Sales to affiliated companies:
             Goods                           $   666           $ 1,519       $ 3,175         $  5,127
             Services                              -             3,188             -            9,079
                                             -------           -------       -------         --------
                                             $   666           $ 4,707       $ 3,175         $ 14,206
                                             =======           =======       =======         ========

Fees Paid to Grupo Dina
             Royalties                             -             3,114         2,013            9,087
             Management fee                  $     -           $   250       $   417         $    750
                                             =======           =======       =======         ========
     Total charges paid to Dina              $     -           $ 3,364       $ 2,430         $  9,837
                                             =======           =======       =======         ========

NOTE 12 - CHANGES IN OTHER OPERATING ACTIVITIES

Changes in other operating activities for the nine months ended September 30, 1999 and 1998 consisted of:
(dollars in thousands)

                                                                 1999                1998
                                                                 ----                ----
Decrease (increase) in accounts receivable                    $   (5,090)         $ (45,133)
Decrease (increase) in inventories                               (28,134)            22,689
Increase (decrease) in accounts payable                            6,589             (8,432)
Increase (decrease) in accrued income taxes                      (32,006)             8,315
All other changes, net                                             9,324              2,710
                                                              ----------          ---------

Changes in other operating activities                         $  (49,317)         $ (19,851)
                                                              ==========          =========

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Revenue Canada. Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. A formal reassessment has been issued by Revenue Canada on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $24,000,000 plus interest of approximately $54,000,000 through September 30, 1999 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada, as these years are still open for U.S. Federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability was $78,000,000, then approximately $48,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that Revenue Canada's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS

In connection with the issuance of the Senior Subordinated Notes due 2009 (the "Notes"), (See Note 2), the Company's U.S. subsidiaries became Guarantors to these Notes. The following tables present condensed consolidating financial information for: MCII; Guarantors (U.S. entities); and Non-Guarantors (Non-U.S. entities including Autobuses and MCI, Ltd.). Each of the Guarantors are a direct or indirect wholly owned subsidiary of MCII. The Guarantors jointly and severally and fully and unconditionally guarantee the Notes of the Company. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of MCII, Guarantors, and Non Guarantors, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

                          MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                       CONDENSED CONSOLIDATED INCOME STATEMENT

                                                                             THREE MONTHS ENDED SEPTEMBER 30,1999
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                      (dollars in thousands)
Revenue                                                   $     -        $151,127         $78,776        $(42,271)       $187,632
Cost of sales (exclusive of items shown separately below)       -         122,572          63,627         (43,994)        142,205
Interest expense, finance operations                            -             833              45               -             878
Depreciation & amorization expense                             76           2,382           3,560               -           6,018
Research and development expenses                               -           2,510           1,320               -           3,830
Selling, general and marketing expenses                    (1,244)         21,134           2,636               -          22,526
                                                           ------         -------          ------         -------         -------
Operating income (loss)                                     1,168           1,696           7,588           1,723          12,175
                                                           ------         -------          ------         -------         -------
Interest (expense) income                                  (9,251)         (3,861)         (1,466)              -         (14,578)
Foreign currency translation gain (loss)                        -               -            (748)              -            (748)
Other income (expense)                                        (64)           (486)          1,546               -             996
                                                           ------         -------          ------         -------         -------
                                                           (9,315)         (4,347)           (668)              -         (14,330)
                                                           ------         -------          ------         -------         -------
Income (loss) before income taxes                          (8,147)         (2,651)          6,920           1,723          (2,155)
Income taxes                                               (3,466)           (285)          2,520               -          (1,231)
                                                           ------         -------          ------         -------         -------
Net income (loss)                                         $(4,681)       $ (2,366)        $ 4,400        $  1,723        $   (924)
                                                           ======         =======          ======         =======         =======

                         MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                         CONDENSED CONSOLIDATED INCOME STATEMENT

                                                                             THREE MONTHS ENDED SEPTEMBER 30,1998
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                     (dollars in thousands)

Revenue                                                      $     -      $165,898       $76,704         $(61,220)       $181,382
Cost of sales (exclusive of items shown separately below)          -       134,772        68,034          (64,812)        137,994
Interest expense, finance operations                               -           623            56                -             679
Depreciation & amorization expense                                77         2,967         3,908                -           6,952
Research and development expenses                                  -           827         3,382           (1,500)          2,709
Selling, general and marketing expenses                        3,128        24,107        (2,534)               -          24,701
                                                             -------      --------       -------         --------        --------

Operating income (loss)                                       (3,205)        2,602         3,858            5,092           8,347
                                                             -------      --------       -------         --------        --------

Interest (expense) income                                       (369)       (3,838)         (671)             317          (4,561)
Interest expense pushed down from related party               (6,445)            -             -                -          (6,445)
Foreign currency translation gain (loss)                           -             -         1,586                -           1,586
Gain on sale of investment                                     7,000             -             -                -           7,000
Other income (expense)                                            43           169           400                -             612
                                                             -------      --------       -------         --------        --------
                                                                 229        (3,669)        1,315              317          (1,808)
                                                             -------      --------       -------         --------        --------

Income (loss) before income taxes                             (2,976)       (1,067)        5,173            5,409           6,539
Income taxes                                                   1,190         1,349         4,039                -           6,578
                                                             -------      --------       -------         --------        --------
Net income (loss)                                            $(4,166)     $ (2,416)      $ 1,134         $  5,409        $    (39)
                                                             =======      ========       =======         ========        ========

                          MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                       CONDENSED CONSOLIDATED INCOME STATEMENT

                                                                              NINE MONTHS ENDED SEPTEMBER 30,1999
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                     (dollars in thousands)
Revenue                                                    $      -      $547,492      $280,331        $(152,929)       $674,894
Cost of sales (exclusive of items shown separately below)         -       424,180       234,827         (151,592)        507,415
Inventory revaluation charge                                      -        21,000             -                -          21,000
Interest expense, finance operations                              -         2,090           143                -           2,233
Depreciation & amorization expense                              198         7,110        11,044                -          18,352
Research and development expenses                                 -         5,196         3,267                -           8,463
Selling, general and marketing expenses                      (1,076)       75,307        (1,189)               -          73,042
                                                            -------       -------       -------         --------         -------

Operating income (loss)                                         878        12,609        32,239           (1,337)         44,389
                                                            -------       -------       -------         --------         -------

Interest (expense) income                                   (17,726)      (11,888)       (1,310)               -         (30,924)
Interest expense pushed down from related party             (11,601)            -             -                -         (11,601)
Foreign currency translation gain (loss)                          -             -        (1,641)               -          (1,641)
Other income (expense)                                           90        (1,202)          602                -            (510)
                                                            -------       -------       -------         --------          -------

                                                            (29,237)      (13,090)       (2,349)               -         (44,676)
                                                            -------       -------       -------         --------          -------

Income (loss) before income taxes                           (28,359)         (481)       29,890           (1,337)           (287)
Income taxes                                                  6,345        (1,255)      (11,502)               -          (6,412)
                                                            -------       -------       -------         --------          -------
                                                            (22,014)       (1,736)       18,388           (1,337)         (6,699)
Extraordinary loss                                           (2,614)            -             -                -          (2,614)
                                                            -------       -------       -------         --------          -------
Net income (loss)                                          $(24,628)     $ (1,736)     $ 18,388        $  (1,337)        $(9,313)
                                                            =======       =======       =======         ========          =======

                         MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                         CONDENSED CONSOLIDATED INCOME STATEMENT

                                                                              NINE MONTHS ENDED SEPTEMBER 30,1998
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                     (dollars in thousands)

Revenue                                                   $      -      $559,256      $281,554           $(174,677)      $666,133
Cost of sales (exclusive of items shown separately below)        -       449,632       247,989            (174,658)       522,963
Interest expense, finance operations                             -         1,924           165                   -          2,089
Depreciation & amorization expense                             262         8,325        10,274                   -         18,861
Research and development expenses                                -         3,042         4,906                   -          7,948
Selling, general and marketing expenses                      6,817        55,521         3,685                   -         66,023
                                                            ------       -------       -------             --------       --------

Operating income (loss)                                     (7,079)       40,812        14,535                 (19)        48,249
                                                            ------       -------       -------             --------       --------

Interest (expense) income                                   (2,435)      (11,359)          793                   -        (13,001)
Interest expense pushed down from related party                  -             -       (18,252)                  -        (18,252)
Foreign currency translation gain (loss)                         -             -         3,576                   -          3,576
Gain on sale of investment                                   7,000             -             -                   -          7,000
Other income (expense)                                         134           335         3,351                   -          3,820
                                                            ------       -------       -------            --------        --------

                                                             4,699       (11,024)      (10,532)                  -        (16,857)
                                                            ------       -------       -------            --------        --------

Income (loss) before income taxes                           (2,380)       29,788         4,003                 (19)        31,392
Income taxes                                                (1,551)       12,599        10,927                   -         21,975
                                                            ------       -------       -------            --------       ---------
Net income (loss)                                         $   (829)     $ 17,189      $ (6,924)          $     (19)       $ 9,417
                                                            ======       =======       =======            ========       =========

                          MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                    SEPTEMBER 30,1999
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                    (dollars in thousands)
ASSETS

 Current Assets:
     Cash and cash equivalents                          $ 10,098       $   1,342         $ 12,048        $       -         $ 23,488
     Trade and other accounts receivable                   7,290          82,916           33,094                -          123,300
     Intercompany receivables (payables)                 806,052        (597,386)             775         (209,441)               -
     Current portion of notes receivable                       -          15,257              551                            15,808
     Inventories                                               -         184,613           53,369           (3,435)         234,547
     Deferred income taxes                                10,834          14,850             (190)               -           25,494
     Other current assets                                  2,215           2,764            1,082                -            6,061
                                                         -------        --------          -------         --------          -------

Total Current Assets                                     836,489        (295,644)         100,729         (212,876)         428,698

     Property plant & equipment                              725          57,763           57,182           (2,468)         113,202
     Notes receivable                                          -          52,570            3,019                -           55,589
     Investments in affiliates                            98,941               -            1,346          (76,691)          23,596
     Intangibles assets                                    2,433         142,408           68,988                -          213,829
     Other assets                                         22,310           4,757            4,552            5,046           36,665

Total Assets                                            $960,898       $ (38,146)        $235,816        $(286,989)        $871,579
                                                         =======         ========         =======         =========         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

 Current Liabilites:
     Accounts payable                                   $    2,446     $    43,279       $  40,073       $       -         $85,798
     Accrued compensation and other benefits                 3,075           4,986           4,839               -          12,900
     Accrued warranties                                          -           9,552           2,891               -          12,443
     Accrued income taxes                                   (1,428)          1,951             372            (895)              -
     Self insurance reserves                                 4,863             609             119               -           5,591
     Net liabilities of discontinued operations                  -           5,297               -               -           5,297
     Other current liabilities                               8,884          21,433          14,023               -          44,340
                                                           -------        --------         -------        --------         -------

 Total Current Liabilities                                  17,840          87,107          62,317            (895)        166,369

     Long-term debt                                        528,612             297               -               -         528,909
     Pensions and other benefits                            16,597            (316)          4,388               -          20,669
     Other deferred items & self insurance reserves          8,115             263               -           6,090          14,468
     Deferred income taxes                                  (1,525)          2,498           5,932             (17)          6,888
                                                           -------        --------         -------        --------         -------

 Total Liabilites                                          569,639          89,849          72,637           5,178         737,303
                                                           -------        --------         -------        --------         -------

 Stockholder's Equity
     Common stock and additional capital                   583,384          37,233         122,311        (395,688)        347,240
     Accumulated deficit                                  (191,580)       (165,228)         66,388         103,581        (186,839)
     Accumulated other comprehensive income                   (545)              -         (25,520)            (60)        (26,125)
                                                           -------        --------         -------        --------         -------

 Total Stockholder's Equity                                391,259        (127,995)        163,179        (292,167)        134,276
                                                           -------        --------         -------        --------         -------

Total Liabilities and Stockholder's Equity              $  960,898     $   (38,146)      $ 235,816       $(286,989)       $871,579
                                                           =======        ========         =======        ========         =======

                             MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   DECEMBER 31, 1998
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTOR     NON-GUARANTOR     ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                     (dollars in thousands)

Current Assets:
     Cash and cash equivalents                            $  5,415      $  17,951        $    672      $       -        $ 24,038
     Trade and other accounts receivable                     2,313         98,593          19,365          1,695         121,966
     Intercompany receivables (payables)                   506,792       (544,249)        117,361        (79,904)              -
     Current portion of notes receivable                         -         10,016             532              -          10,548
     Inventories                                                 -        165,928          61,545         (1,608)        225,865
     Deferred income taxes                                   4,098         17,006             384              -          21,488
     Other current assets                                       40          4,134           1,912              -           6,086
                                                           -------       --------         -------        -------         -------

Total Current Assets                                       518,658       (230,621)        201,771        (79,817)        409,991

     Property plant & equipment                                533         46,320          55,974            (31)        102,796
     Notes receivable                                            -         32,126           3,274              -          35,400
     Investments in affiliates                              98,455          3,632               6        (78,977)         23,116
     Intangibles assets                                      2,470        145,509          67,610              -         215,589
     Other assets                                            2,520          8,696           3,647              -          14,863
                                                           -------       --------         -------        -------         -------

Total Assets                                              $622,636      $   5,662        $332,282      $(158,825)       $801,755
                                                           =======       ========         =======       ========         =======

LIABILITIES AND STOCKHOLDER'S EQUITY

 Current Liabilites:
    Accounts payable                                    $   1,191        $ 53,145        $ 27,554      $        -       $  81,890
    Accrued compensation and other benefits                 3,635           5,267           4,441               -          13,343
    Accrued warranties                                          -          10,618           3,342               -          13,960
    Accrued income taxes                                    3,021           9,867          19,432               -          32,320
    Self insurance reserves                                 5,067           1,322             (24)              -           6,365
    Net liabilities of discontinued operations                  -           4,416               -               -           4,416
    Other current liabilities                               7,089           6,739          16,411               -          30,239
                                                        ----------       --------        --------      ----------       ---------
 Total Current Liabilities                                 20,003          91,374          71,156               -         182,533

    Long-term debt                                        237,000             371          30,594               -         267,965
    Long-term debt pushed down from related party         206,500               -               -               -         206,500
    Pensions and other benefits                            15,233              38             516               -          15,787
    Other deferred items & self insurance reserves         12,435           6,624               -               -          19,059
    Deferred income taxes                                  (2,000)          2,152           6,838               -           6,990
                                                        ----------       --------        --------      ----------       ---------
 Total Liabilites                                         489,171         100,559         109,104               -         698,834
                                                        ----------       --------        --------      ----------       ---------
 Stockholder's Equity
    Common stock and additional capital                   234,042         (48,640)        212,789        (156,916)        241,275
    Accumulated deficit                                  (100,032)        (45,988)         38,835          (1,909)       (109,094)
    Accumulated other comprehensive income                   (545)           (269)        (28,446)              -         (29,260)
                                                        ----------       --------        --------      ----------       ---------

 Total Stockholder's Equity                               133,465         (94,897)        223,178        (158,825)        102,921
                                                        ----------       --------        --------      ----------       ---------
Total Liabilities and Stockholder's Equity              $ 622,636        $  5,662        $332,282      $ (158,825)      $ 801,755
                                                        ==========       ========        ========      ==========       =========

                          MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              NINE MONTHS ENDED SEPTEMBER 30,1999
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                        (dollars in thousands)
Cash Flows Provided By (Used In) Operating Activities:
     Net Income                                          $(24,628)     $ (1,736)        $ 18,388       $ (1,337)        $(9,313)
     Adjustments to Reconcile Net Income to Net Cash
     Provided By (Used In) Operations:
          Depreciation and amortization                       198         7,110           11,044              -          18,352
          Extraordinary loss on early retirement of debt    4,182             -                -              -           4,182
          Noncash inventory valuation charge                    -        21,000                -              -          21,000
          All other operating activities                   47,583       (39,776)         (58,461)         1,337         (49,317)
                                                          -------       -------          -------          -----         -------

Net Cash Provided By (Used In) Operating Activities        27,335       (13,402)         (29,029)             -         (15,096)
                                                          -------       -------          -------          -----         -------

Cash Flows Provided By (Used In) Investing Activities:
     Capital expenditures                                    (350)      (16,878)          (2,104)             -         (19,332)
     Proceeds from sale of property and investments             -        12,275               59              -          12,334
     Change in notes receivable                                 -       (26,533)               -              -         (26,533)
     Discontinued operations, net changes                       -         1,053                -              -           1,053
     Investments in assets held for lease                       -        (8,040)               -              -          (8,040)
     Transfer of Mexican subsidiaries                           -             -           (1,483)             -          (1,483)
                                                           ------        ------          -------          -----         -------

Net Cash Provided By (Used In) Investing Activities          (350)      (38,123)          (3,528)             -         (42,001)
                                                           ------       -------          -------          -----         --------

Cash Provided By (Used In) Financing Activities:
     Proceeds from issuance of term B loans               333,000             -                -              -         333,000
     Proceeds from issuance of 11-1/4% senior sub notes   150,080             -                -              -         150,080
     Payment of term B loan principal                        (833)            -                -              -            (833)
     Payment of 9.02% senior notes                       (105,321)            -                -              -        (105,321)
     Payment of senior secured discount notes            (206,500)            -                -              -        (206,500)
     Payment of debt issuance costs                       (25,046)            -                -              -         (25,046)
     Payment of parent company senior notes               (35,574)            -                -              -         (35,574)
     Net change in other long-term borrowings             (21,774)            -                -              -         (21,774)
     Net change in related party receivables, payables   (104,145)       49,066           38,377              -         (16,702)
     Dividends paid to parent company                     (74,459)            -             -                 -         (74,459)
     Net change in bank credit facilities                 (91,000)            -           (8,594)             -         (99,594)
     New paid-in-capital, net of transaction costs        159,270             -                -              -         159,270
                                                          -------       -------          -------          -----        ---------

Net Cash Provided By (Used In) Financing Activities       (22,302)       49,066           29,783              -          56,547
                                                          -------       -------          -------          -----        ---------
Net Increase (Decrease) in Cash                             4,683        (2,459)          (2,774)             -            (550)

Cash and Cash Equivalents at Beginning of Period            5,415         3,801           14,822              -          24,038
                                                          -------       -------          -------          -----        --------

Cash and Cash Equivalents at End of Period               $ 10,098      $  1,342          $12,048          $   -        $ 23,488
                                                          =======       =======          =======          =====        ========

                        MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                         --------------------------------------------------------------------------
                                                            MCII        GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ----------  --------------  ----------------  --------------  ------------
                                                                                      (dollars in thousands)

Cash Flows Provided By (Used In) Operating Activities:
     Net Income                                          $    (829)     $ 17,189        $ (6,924)         $   (19)     $  9,417
     Adjustments to Reconcile Net Income to Net Cash
     Provided By (Used In) Operations:
          Depreciation and amortization                        262         8,106          10,274              219        18,861
          Gain on sale of investment                        (7,000)            -               -                -        (7,000)
          Noncash interest expense pushed down from
               related party                                18,252             -               -                -        18,252
          All other operating activities                   (26,332)      (59,463)         61,255            4,689       (19,851)
                                                           -------       -------         -------          -------       -------

Net Cash Provided By (Used In) Operating Activities        (15,647)      (34,168)         64,605            4,889        19,679
                                                           -------       -------         -------          -------       -------

Cash Flows Provided By (Used In) Investing Activities:
     Capital expenditures                                        -             -         (6,383)                -        (6,383)
     Proceeds from sale of property and investments          7,000         1,040              -                 -         8,040
     Change in notes receivable                                  -         2,246              -                 -         2,246
     Investment in unconsolidated affiliate                 (5,000)            -              -                 -        (5,000)
     Discontinued operations, net changes                        -         1,989              -                 -         1,989
     Investments in assets held for lease                        -         5,540              -                 -         5,540
                                                           -------       -------        -------           -------       -------

Net Cash Provided By (Used In) Investing Activities          2,000        10,815         (6,383)                -         6,432
                                                           -------       -------       -------           -------       -------

Cash Provided By (Used In) Financing Activities:
     Net change in other long-term borrowings                  (74)            -              -             -               (74)
     Net change in related party receivables, payables      38,332        28,740        (53,621)       (4,889)            8,562
     Dividends paid to parent company                            5             -              -             -                 5
     Net change in bank credit facilities                   (1,061)            -              -             -            (1,061)
                                                           -------       -------       --------       -------           -------

Net Cash Provided By (Used In) Financing Activities         37,202        28,740        (53,621)       (4,889)            7,432
                                                           -------       -------       --------       -------           -------
Net Increase (Decrease) in Cash                             23,555         5,387          4,601             -            33,543

Cash and Cash Equivalents at Beginning of Period             9,018         5,659           (680)            -            13,997
                                                           -------       -------       --------       -------           -------

Cash and Cash Equivalents at End of Period               $  32,573      $ 11,046       $  3,921       $     -          $ 47,540
                                                           =======       =======        =======       =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

GENERAL

On June 16, 1999, MCII Holdings (USA), Inc. ("the Parent Company") completed a previously announced plan to financially restructure and reorganize itself. This move was necessitated because the parent company did not anticipate being able to generate sufficient cash flow to fund both its short-term requirements for the debt payments and working capital needs and meet the required expiration of the Senior Credit Facility. On June 16, 1999 the Parent Company received $175 million from an investment group led by Joseph Littlejohn & Levy Fund III, in exchange for a 61% equity investment in the Parent Company and $50 million in Senior notes with warrant due 2010. Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), the Parent Company's former sole stockholder, now owns a minority interest in the Parent Company. The Parent Company then made an additional $175 million equity investment in Motor Coach Industries International, Inc. ("MCII" and together with its subsidiaries referred to as "the Company"). MCII also secured a $445 million Senior Secured Credit Facility and issued approximately $152 million of 11 1/4 % Senior Subordinated Notes due 2009 at a discount of 98.575%. The $445 million Senior Secured Credit Facility consists of $333 million variable rate term loans due in 2006 and a $112 million revolving credit agreement due in 2005. MCII, as of September 30, 1999, had $46 million of outstanding borrowings under the revolving credit agreement and $10 million reserved for outstanding letter of credit agreements. As part of the financial restructuring and reorganization the Parent Company retained ownership of Transportation Manufacturing Operations ("TMO") and Dina Autobuses, S.A. de C.V. ("Autobuses") and transferred its interest in its other immaterial Mexican subsidiaries to Grupo Dina. Autobuses has become a subsidiary of TMO and TMO's name was officially changed to MCII.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total debt to equity ratio decreased from 82% as of December 31, 1998 to 80% at September 30, 1999 as a result of the financial restructuring. The Company incurred $19.3 million in capital expenditures during the first nine months of 1999. These expenditures were largely financed through the use of additional debt. The Company does not expect any significant change in its total debt to equity ratio over the balance of 1999. The Company's working capital also increased from $227.5 million at the end of 1998 to $262.6 million at September 30, 1999 as a result of the financial restructuring. As of September 30, 1999 the Company had the ability to borrow an additional $56 million under the revolving credit facility and it anticipates using a portion of this to fund working capital needs through the balance of the year.

Net cash used in operating activities during the first nine months of 1999 totaled $15.6 million compared to $19.7 million of cash provided by operating activities for the comparable period of 1998. The major cause for the change in cash from operating activities is due to the Company's income tax position where it had an increase in accrued income taxes payable of $8.3 million during 1998 and a decrease in accrued income taxes payable of $32.3 million in 1999. The Company anticipates receiving a refund of approximately $6.5 million of previously paid 1999 estimated tax payments during early 2000.

Net cash used in investing activities totaled $42.0 million for the first nine months of 1999 compared to $6.4 million in cash provided from investing activities during the comparable period of 1998. Capital expenditures of $19.3 million for the first nine months of 1999 include approximately $14.4 million associated with the construction of a new replacement parts distribution facility in Louisville, Kentucky. Proceeds from the sale of property and investments for the first nine months of 1999 include approximately $7.9 million of proceeds from the sale of the Des Plaines, Illinois replacement parts distribution facility which is currently being leased back by the Company until such time that the new Louisville, Kentucky facility is fully operational. Proceeds from the sale of property and investments for the comparable period of 1998 include $7.0 million from the sale of its' equity interest in Mexicana de Autobuses S.A. de C.V., a Mexican coach manufacturing company. The Company also had cash used in investing activities of $8.0 million for 1999 from the additional leasing of buses to customers compared to cash provided by investing activities of $5.5 million for the comparable period of 1998 due to the sale of lease contracts to an outside finance company. The other major factor resulting in a use of cash from investing activities during 1999 is a $26.5 million increase in the investment of notes receivable.

Net cash provided by financing activities of $56.5 for the nine months ended September 30, 1999 compared to $7.4 million for the comparable of 1998. The cash provided from financing activities in 1999 is primarily due to the impact of financial restructuring and net changes in the inter-company payable accounts with related parties.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW

Revenues for the three months ended September 30, 1999 were $187.6 million, an increase of $6.2 million from $181.4 million in 1998. Included in 1998 revenues was approximately $5.0 million in revenue realized since June 16, 1998 from subsidiary operations that were contributed to Grupo Dina as part of the financial restructuring plan completed on June 16, 1999. Quarter-over-quarter revenue growth, excluding this 1998 revenue, would have been $11.2 million or 6.2% higher in 1999 than 1998.

Gross profit for the three months ended September 30, 1999, was $44.5 million, an increase of $1.8 million or 4.3% from $42.7 million for the comparable period of 1998. The Company's gross profit margin increased from 23.5% in 1998 to 23.7% in 1999.

Selling, general and administrative expenses for the three months ended September 30, 1999 of $22.5 million decreased $2.2 million or 8.8% from $24.7 million for the comparable period of 1998. The decrease in selling, general and administrative expenses is due to approximately $3.4 million in royalty and management fees charged by Grupo Dina during the three months ended September 30, 1998 that were eliminated as a result of the financial restructuring. Partially offsetting this decrease is higher sales promotion expenses incurred during the third quarter of 1999.

Interest expenses for the Company increased $3.6 million or 32% from the comparable period of 1998 due primarily to higher effective interest rates associated with the new borrowings.

Foreign currency translation losses of $.7 million for 1999 compared to a $1.6 million gain for 1998 is due to peso fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

The $7.0 million gain on sale of investment was the result of a gain on the sale of the Company's ownership interest in Mexicana de Autobuses S.A. de
C.V. ("MASA"). In 1996, the Company evaluated the realizability of its' investment in MASA and, due to continuing losses of MASA and prolonged weakness in the Mexican economy, wrote off its' investment resulting in a pretax loss of $1.2 million. During the fourth quarter of 1998, the Company took a $2.0 million charge against this gain for the reimbursement of fees and expenses associated with the transaction that were incurred by Grupo Dina.

The Company recognized other income of $1.0 million for the three months ended September 30, 1999 compared to $.6 million for the same period of 1998. These gains are primarily due to the sale of assets in Mexico.

Income taxes for the three months ended September 30, 1999 decreased $7.8 million from the comparable period of 1998. This decrease is due to a reduction of $8.7 million in income before taxes on a quarter-over-quarter basis and the impact of non-deductible interest expense of $6.4 million incurred during the three months ended September 30, 1998 associated with the push-down of Parent Company debt.

COACH OPERATIONS

Revenues from coach operations of $142.8 million for the three months ended September 30, 1999 increased $11.4 million or 8.7% over the comparable period of 1998. Revenue from new coaches increased by $24.6 million or 23% as sales of new inter-city coaches totaled 454 units (292 units in the United States and Canada) compared to 354 units (270 units in the United States and Canada) during the same period of the prior year. Order backlog as of September 30, 1999 was 868 units (633 units in the United States and Canada) compared to 1138 units (725 units in the United States and Canada) at the same time last year. Used coach revenue during the three months ended September 30, 1999 decreased $13.2 million or 56% over the comparable period of 1998 due primarily to a decrease of 57% in the number of used coaches sold.

Gross profits for coach operations of $35.2 million for the three months ended September 30, 1999 increased $4.6 million or 15.1% over the comparable period of 1998 as the gross profit margin increased from 23.3% for the three months ended September 30, 1998 to 24.7% for the same period of 1999. The increase in the gross margins is primarily attributed to a significant reduction in the labor hours per coach produced on the new E-Series coach which was in a start-up phase during 1998 and the implementation of other cost improvement initiatives.

Operating income from coach operations of $8.8 million for the three months ended September 30, 1999 increased $8.0 million from the same period last year. Operating income margins increased from .6% for the three months ended September 30, 1998 to 6.1% for the comparable period of 1999. The reduction in selling, general and administrative expenses from the elimination of Grupo Dina royalty and management fees coupled with the improved gross profits of $4.6 million account for the increase in operating income.

REPLACEMENT PARTS

Revenues for replacement parts operations of $42.2 million for the three months ended September 30, 1999 declined by $5.5 million or 11.5% from the comparable period of 1998. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its' Mexican parts company to Grupo Dina which resulted in a decrease in revenue of approximately $5.0 million from a year ago. The balance of the decrease is primarily due to a lower demand for replacement parts as the demand tends to be counter-cyclical to sales of new coaches as operators choose to replace their fleets rather than experience increased maintenance requirements.

Gross profits from replacement parts operations of $7.7 million for the three months ended September 30, 1999 were $3.0 million or 27.6% below the same period of 1998. Gross margin decreased from 22.3% for the three months ended September 30, 1998 to 18.3% for the comparable period of 1999. The decrease in gross margin is largely due to product mix and higher freight costs.

Operating income from replacement parts operations of $3.2 million was $3.6 million or 53% below the comparable period of 1998. Operating income margins decreased from 14.2% for the three months ended September 30, 1998 to 7.6% for the comparable period of 1999. The lower operating income margin for 1999 is due primarily to the lower gross profits coupled with higher allocated selling, general and administrative expenses.

FINANCE OPERATIONS

Revenues from finance operations of $2.6 million for the three months ended September 30, 1999 increased $.3 million or 16.3% from the comparable period of 1998. The increase in revenues is due to an increase in lease rental income.

Gross profits from finance operations of $1.6 million for the three months ended September 30, 1999 increased $.1 million or 11% from the same period last year as the gross margins decreased from 63% in 1998 to 61% for the comparable period of 1999.

Operating income from finance operations for the three months ended September 30, 1999 decreased by $.6 million as the operating income margin of 32.6% for the three months ended September 30, 1998 decreased to 6.8% for the comparable period of 1999. The decrease is primarily due to higher allocated selling, general and administrative expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

OVERVIEW

Revenues for the nine months ended September 30, 1999 were $674.9 million, an increase of $8.8 million from $666.1 million in 1998. Included with 1998 revenues was approximately $5.7 million in revenue realized since June 16, 1998 from subsidiary operations that were contributed to Grupo Dina as part of the financial restructuring plan completed on June 16, 1999. Year-over-year revenue growth, excluding this 1998 revenue, would have been $14.5 million or 2.2% higher than 1998.

Gross profit for the nine months ended September 30, 1999, was $144.3 million, an increase of $3.2 million or 2.3% from $141.1 million from the comparable period of 1998. 1999 gross profits include the impact of a $21.0 million non-cash inventory charge taken during the second quarter of 1999. The Company's gross profit margin, excluding the non-cash inventory charge, increased from 21.2% in 1998 to 24.5% in 1999.

Selling, general and administrative expenses for the nine months ended September 30, 1999 of $73.0 million increased 10.6% from $66.0 million for the comparable period of 1998. The increase in selling, general and administrative expenses is largely due to an increase in sales promotion expenses and employee related expenses due to an increase in the number of employees. Higher costs associated with the financial restructuring transaction and computer system upgrades were partially offset by lower royalty and management fees charged by Grupo Dina.

Interest expenses for the Company increased $11.3 million or 36% from the comparable period of 1998 due primarily to higher average effective interest rates associated with the new borrowings.

Foreign currency translation losses of $1.6 million for 1999 compared to a $3.6 million gain for 1998 was due to peso fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

The $7.0 million gain on sale of investment was the result of a gain on the sale of the Company's ownership interest in Mexican de Autobuses S.A. de C.V. ("MASA") recognized during the three months ended September 30, 1998.

The Company recognized other non-operating expense of $.5 million for the first nine months of 1999 primarily due to withholding taxes paid on a Mexican benefit plan fund withdrawal. During the first nine months of 1998, the Company recognized other non-operating income of $3.8 million primarily due to gains realized from the sale of assets in Mexico.

Income taxes of $6.4 million for the first nine month of 1999 decreased $15.6 million or 71% from the comparable period of 1998. The decrease in income taxes is primarily due to a drop of $31.6 million of pre-tax income and the impact of a drop of $6.7 million in non-deductible interest expense associated with the push-down of debt from the Parent Company.

Extraordinary losses of $2.6 million (net of tax benefit of $1.6 million) were incurred as a result of the early extinguishment of debt associated with the financial restructuring and reorganization. This charge consisted of redemption premiums and other financing costs partially offset by a gain resulting from the recognition of unamortized swap accretion credits.

COACH OPERATIONS

Revenues from coach operations of $531.9 million for the nine months ended September 30, 1999 increased $17.9 million or 3.4% over the comparable period of 1998. Revenue from the sale of new coaches increased $31.5 million or 7.0% as sales of new inter-city coaches totaled 1,550 units (1201 units in the United States and Canada compared to 1694 units (1,170 units in the United States and Canada) during the same period of the prior year. Units sold in Mexico in 1998 included 209 lower-priced, lower-margin inter-city transit buses sold during the first quarter of 1998 which did not reoccur in 1999. Used coach revenue during the first nine months of 1999 decreased $13.6 million or 21% from the comparable period of 1998 due primarily to used coach pricing and product mix.

Gross profits for coach operations of $119.3 million for the nine months ended September 30, 1999 increased $9.5 million or 8.7 % over the comparable period of 1998. Operating expenses for the first nine months of 1999 include a non-cash inventory charge of $15.0 million taken during the second quarter to adjust used coach inventories to reflect a change in asset management strategy implemented by the new management brought in by the equity investors in response to the changing dynamics of the marketplace. Exclusive of this charge, gross profits increased by $24.5 million or 22% during 1999 as the gross profit margins increased from 21.4% in 1998 to 25.2% in 1999.

The increase in the gross margins is primarily attributed to a significant reduction in the labor hours per coach produced on the new E-Series coach which was in a start-up phase during early 1998 and the implementation of other cost improvement initiatives offset partially by the impact of the lower used coach pricing.

Operating income from coach operations of $37.0 million for the first nine months of 1999 increased $5.4 million or 17.1% from the same period last year as operating income margins increased from 6.1% for the first nine months of 1998 to 7.0% for the comparable period of 1999. Operating income margins, exclusive of the $15.0 million non-cash inventory charge discussed above, increased from 6.1% for the first nine months of 1998 to 10.9% for the comparable period of 1999.

REPLACEMENT PARTS

Revenues for replacement parts operations of $136.7 million for the first nine months of 1999 declined by $8.0 million or 5.5 % from the comparable period of 1998. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its' Mexican parts company to Grupo Dina which resulted in a decrease in revenue of approximately $5.7 million from a year ago. The balance of the decrease is primarily due to a lower demand for replacement parts as the demand tends to be counter-cyclical to sales of new coaches as operators choose to replace their fleets rather than experience increased maintenance requirements.

Gross profits from replacement parts operations of $27.2 million for the first nine months of 1999 were $5.1 million or 19.5% below the same period of 1998. A non-cash inventory charge of $6.0 million was recorded during the second quarter of 1999 to rationalize inventories in connection with a revised plan developed in the second quarter of 1999 to consolidate the replacement part distribution activities into a single location. Exclusive of this charge, gross profits would have increased $.9 million or 3.2% above the prior year as the gross profit margins increased from 18.2% in 1998 to 19.9% in 1999. The improvement in gross margin is largely due to higher costs in 1998 incurred by our Mexico distribution operations which were in a start-up phase in early 1998 and other benefits realized from cost improvement initiatives undertaken by the Company.

Operating income from replacement parts operations of $7.4 million was $6.9 million or 48.4 % below the comparable period 1998 as operating income margins declined from 9.9% for the first nine months of 1998 to 5.4% for 1999. Operating income margins, exclusive of the $6.0 million non-cash inventory charge discussed above, were 9.8% for the first nine months of 1999 which is relatively unchanged from 1998.

FINANCE OPERATIONS

Revenues from finance operations of $6.3 million for the first nine months of 1999 declined $1.2 million or 16.3% from the comparable period of 1998. The decrease in revenues is a direct result of efforts to reduce the total lease and loan portfolio to generate cash for working capital needs.

Gross profits from finance operations of $3.8 million for the first nine months of 1999 declined $1.2 million or 24.5% from the same period last year. The decrease in revenue is the largest factor contributing to the decrease.

Operating income from finance operations was at break-even for the first nine months of 1999 compared to approximately $2.3 million of operating income for the same period of last year. The revenue decline is the largest factor contributing to the decrease in operating income.

YEAR 2000 MATTERS

We developed and executed a plan to ensure that our systems will have the ability to process transactions in the year 2000. We have identified and documented all applications and have completed and tested all modifications made on mission critical system. This project was completed on October 1, 1999 at a total cost of approximately $1.2 million. The Company is completing work on some ancilliary systems that will be completed by year-end 1999 at an additional cost of approximately $250,000.

We have contacted business partners and have documentation from all but one non-critical supplier that indicate they are year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of our operations or cash flows due to adverse changes in financial and commodity market prices and rates. As a result of the financial restructuring discussed above, we are exposed to market risk in the area of change in U.S. interest rates. This exposure is directly related to our normal operating and funding activities.

Because our obligations under our senior credit facility include interest at floating rates, based on certain quoted rates we are sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $378 million of borrowings under the facility as of September 30, 1999, would result in additional annual interest expense of approximately $3.8 million ($2.3 million after tax) to us and would not be material to our cash flow or financial position.

FORWARD-LOOKING STATEMENTS

We make "forward-looking statements" throughout this form 10-Q. Whenever you read a statement that is not simply a statement of historical fact, such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements, you must remember that our expectations may not be correct, even though we believe they are reasonable. You are cautioned not to put undue reliance on any forward-looking statment.

You should understand that a number of factors, in addition to those discussed herein, could affect us and could cause results to differ materially from those expressed in such forward-looking statements. Among these factors are: (1) increased competition in our markets, (2) our substantial leverage and uncertainties associated with servicing our debt,
(3) changes in laws or regulations and approvals and decisions of courts, regulators and governmental bodies, (4) uncertainties associated with the general economic conditions in our markets, (5) dependence on the inter-city coach and transit bus industries, (6) changes in product demand, (7) changes in customer concentration, (8) interest rate fluctuations, (9) risks associated with Mexican operations, (10) foreign currency risks and
(11) dependence on suppliers. Further, we operate in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond our control. We do not intend, and undertake no obligation, to update these forward-looking statements.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is party to various employment and other legal actions as plaintiff or defendant. We are also subject to various product liability lawsuits in the United States and Canada for personal injuries and property damage, allegedly relating to the use of products manufactured or sold by us. We consider litigation of this nature to be in the ordinary course of business and, while we maintain product liability insurance in customary amounts to cover such product liability claims, we cannot assure you that such insurance will be sufficient to satisfy any such lawsuits or that such insurance will be available in the future or on terms acceptable to us. While the Company cannot determine with certainty, the ultimate outcome of such lawsuits, it believes that it is not involved in any current litigation or arbitration proceedings which, if determined adversely to it, either individually or in the aggregate, would have a material adverse effect on the Company's Financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a) Exhibits
   Exhibit 27   Financial Data Schedule (Edgar Filing Only)

b) Reports on Form 8-K

Subsequent to September 30, 1999 but prior to the issuance of this report, the Company, on October 8, 1999, issued a report on Form 8-K to announce that, as a result of the change in control of the Company, the Company was terminating its' relationship with Arthur Andersen, LLP, it's then current independent public accountants and auditors, and was replacing them with PricewaterhouseCoopers LLP ("PWC"). On November 16, 1999 the Company issued another report on Form 8-K , dated November 8, 1999, indicating that PWC had resigned as the Company's new independent public accountants and auditors and the Company is currently engaged in the process of hiring a new public accounting firm to replace PWC.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MOTOR COACH INDUSTRIES INTERNATIONAL INC.
                                      (Registrant)


November 23, 1999                     By /s/ Horst Sieben
                                         -------------------------
                                         Horst Sieben
                                         Chief Financial Officer