Form 10-K405
period 1999-12-31
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2000-03-31
CIK 906196

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                           OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                              COMMISSION FILE NO. 01-12208

                            ------------------------

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                           86-0706940
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification No.)

   10 EAST GOLF ROAD, DES PLAINES, ILLINOIS             60016
   (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (847) 299-9900

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant: None as of March 15, 2000.

    The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................       1

Item 2.   Properties..................................................       8

Item 3.   Legal Proceedings...........................................      10

Item 4.   Submission of Matters to a Vote of Security Holders.........      11

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................      11

Item 6.   Selected Financial Data.....................................      11

Item 7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................      14

Item 8.   Financial Statements and Supplementary Data.................      21

Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................      60

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........      60

Item 11.  Executive Compensation......................................      62

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................      64

Item 13.  Certain Relationships and Related Transactions..............      67

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on
            Form 8-K..................................................      71

FORWARD-LOOKING STATEMENTS

    We make "forward-looking statements" throughout this form 10-K. Whenever you read a statement that is not simply a statement of historical fact, such as when we describe what we "believe" "expect" or "anticipate" will occur, and other similar statements, you must remember that our expectations may not be correct, even though we believe they are reasonable. You are cautioned not to put undue reliance on any forward-looking statement.

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

                                     PART I
                                ITEM I BUSINESS

A. GENERAL

    Motor Coach Industries International, Inc. ("MCII") together with its subsidiaries ("the Company") are the leading designer, manufacturer and marketer of inter-city coaches and related replacement parts for the North American market. We began manufacturing inter-city coaches and distributing replacement parts in 1933. During the prior 3 years, we have consistently maintained a market share in the range of 51%-52% of the United States and Canadian inter-city coach market and estimate that our 1999 market share was 50%. Our established market position and product longevity have led to an industry-wide fleet of inter-city coaches operating in the United States and Canada in 1999. We believe that strong brand name recognition under the MCI-Registered Trademark- logo and a reputation for quality products have led to our large installed customer base and lead to new coach purchases and demand for our replacement parts. We also believe that we are the largest distributor of replacement parts for inter-city coaches and transit buses in the United States and Canada with an estimated 32% of this combined market.

    On June 16, 1999, MCII Holdings (USA), Inc. ("the Parent Company") completed a previously announced plan to financially restructure and reorganize itself. This move was necessitated because the parent company did not anticipate being able to generate sufficient cash flow to fund both its short-term requirements for debt payments and working capital needs and meet the required expiration of the Senior Credit Facility. In the reorganization, the Parent Company received $175 million from an investment group lead by Joseph Littlejohn & Levy Fund III, in exchange for a 61% equity investment in the Parent Company, warrants to purchase up to an additional 10% of the Common Stock of the Parent Company, on a fully dilutive basis and $50 million in senior notes due 2010. Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), the Parent Company's former sole stockholder, now owns a minority interest in the Parent Company. The Parent Company then made an additional $175 million equity investment in Transportation Manufacturing Operations, Inc. ("TMO") which subsequently changed its name to MCII. MCII also secured a $445 million Senior Secured Credit Facility and issued approximately $152 million of 11 1/4% Senior Subordinated Notes due 2009 at a discount of 98.575%. The $445 million Senior Secured Credit Facility consists of
$333 million variable rate term loans due in 2006 and a $112 million revolving credit agreement due in 2005. As part of the financial restructuring and reorganization, the Parent Company retained ownership of MCII and Dina Autobuses, S.A. de C.V. ("Autobuses") and transferred its interest in certain other immaterial Mexican subsidiaries to Grupo Dina. Autobuses has become a subsidiary of MCII.

    From 1995 to 1999, our annual revenues have grown from $527.1 million to $911.1 million, representing a 14.7% compound annual growth rate. We attribute our growth to the successful introduction of new coach models, the upgrading and expansion of several of our existing product lines and strong industry fundamentals. Over that same period, our annual EBITDA has increased from $59.1 million in 1995 to $97.7 million in 1999, representing a 13.4% compound annual growth rate. The EBITDA of $97.7 million for 1999 includes a non-cash inventory charge of $21.0 million and a non-cash net curtailment gain of $3.2 million. Our adjusted EBITDA, excluding these non-cash items incurred in 1999, was $115.5 million, representing a 18.3% compound growth rate.

B. FINANCIAL INFORMATION ABOUT SEGMENTS

Our principal lines of business are:

    MANUFACTURING AND SELLING NEW COACHES. We design, manufacture and market new coaches in the United States, Canada and Mexico. In the United States and Canada, we sell our coaches under the MCI-Registered Trademark- and VIAGGIO-REGISTERED TRADEMARK- names and in Mexico and Latin America we sell under the DINA and VIAGGIO-Registered Trademark- names. Our broad product lines and comprehensive option offerings target each level of the inter-city coach market, ranging from high-end charter coaches to lower-cost line-haul coaches. New coach sales represented 67% of our revenues during 1999.

    MANUFACTURING AND SELLING REPLACEMENT PARTS. We manufacture and/or distribute throughout North America more than 60,000 replacement parts for inter-city coaches, approximately 20% of which are our proprietary products. Besides our OEM products, we also distribute non-OEM replacement parts under our COACH GUARD-REGISTERED TRADEMARK- and DIESEL GUARD-REGISTERED TRADEMARK- brand names. Replacement parts sales represented 18% of our revenues during 1999.

    To support our principal business lines, we engage in the following related activities:

    USED COACH SALES AND SERVICE. Through our broad sales network, we provide used coach brokerage and dealership services. Due to our large installed base of coaches, our extensive maintenance and repair capabilities, longstanding customer relationships and industry knowledge, we are able to further support our customers by purchasing and reselling used coaches. In addition, we have one of the largest coach service center networks, with eight centers located throughout the United States and Canada. We believe our dedicated sales, parts and service network enhances the high residual values enjoyed by our coaches, which in turn is a major selling point when marketing new coaches.

    LEASING AND FINANCING COACHES. To further support our sales efforts, we offer a comprehensive package of leasing and financing services to our customers. Our leasing and financing services allow us to generate incremental sales and provide us with an additional competitive advantage due to our ability to assist customers in financing their coach purchases.

    For further information on these business segments please see Note 23 to the Consolidated Financial Statements entitled Business and Geographical Data.

C. NARRATIVE DESCRIPTION OF BUSINESS

    PRINCIPAL PRODUCTS

INTER-CITY COACHES

    Our current product offerings include five inter-city coach models with selling prices ranging from $105,000 to $410,000. The majority of our coaches are built to order with over 2,000 options available. We also have the ability to custom engineer our products to meet the specific design needs of our customers. Options include engine and transmission alternatives, specified seating configurations, interior appointments, driver ergonomics, exterior paint schemes, safety features and handicap accessibility packages. In addition, we offer several higher-end options including a compressed natural gas engine, a global positioning satellite navigation system and various audio/video systems.

    D-Series. The D-Series, designed for both the line-haul and tour and charter markets, consists of a 40-foot long, 102-inch wide, three-axle coach and is also available in a 45-foot long version. Our deliveries for the D-Series models in 1999 totaled 1,086 units constituting approximately 61% of the Company's gross new coach units delivered in the United States and Canada. Seating capacity ranges from 36 to 61 passengers depending on the model and configuration. The increased seating capacity on the 45-foot version allows for lower per passenger operating costs than the 40-foot version. The units have a standard twenty-four month warranty. Once again, the 45-foot version was the most popular and the 40-foot version was the sixth most popular seated coach model in the United States and Canada in 1999 according to NATIONAL BUS TRADER.

    E-Series. The E-Series, also known as the RENAISSANCE-REGISTERED TRADEMARK-coach, was developed for the tour and charter market. The E-Series is a 45-foot long, 102-inch wide, three-axle coach. In developing the E-Series, we utilized customer input to include standard features desired by tour and charter operators, such as more window glass for improved viewing, as well as extensive option packages. The E-Series represents the top of our product line in terms of comfort and styling. The seating capacity totals 54 to 56 passengers. The E-Series accounted for approximately 31% of the Company's gross new coach units delivered in 1999 in the United States and Canada with unit deliveries of 556 vehicles. The units have a standard thirty-month warranty, which is the longest standard warranty currently offered in the industry. The E-Series, launched in September 1997, was the third most popular seated coach model in the United States and Canada in 1999 according to NATIONAL BUS TRADER.

    F11 and F12. These coaches are popular two axle coaches designed primarily for the Latin American and Mexican marketplaces which continue to serve our customers very well. A large version called the F14 utilizes much of the F12 design but is a 3 axle coach with additional seating capacity. The F14 began limited production during 1999 and will continue to grow in volume this year. All the preceding coach models are manufactured in our Sahagun, Mexico facility utilizing MCII technology and coupled with European styling. MCII delivered 247 F series coach into the Mexican market in 1999. All products are sold through our existing sales force.

    Viaggio-Registered Trademark-. The VIAGGIO-REGISTERED TRADEMARK- coach is a 43-foot long, 102-inch wide coach manufactured and assembled at our Sahagun, Mexico production facility utilizing a body manufactured by Marcopolo, a Brazilian manufacturer. This lower priced tour, charter and line-haul vehicle seats 52 to 56 passengers. The DOT certified model meets all applicable safety regulations in the United States and Canada. In 1999, we delivered 265 VIAGGIO-REGISTERED TRADEMARK- units. Of these units, 103 were DOT certified models sold in the United States and Canada constituting approximately 6% of the Company's gross new coach units sold in 1999 in the United States and Canada. We also delivered 17 DOT certified models to Greyhound affiliates in Mexico and the remaining 145 VIAGGIO-REGISTERED TRADEMARK- units were delivered in Mexico.

    MC-12. The MC-12 model is a 40-foot long, 96-inch wide line-haul coach. In 1999, we also delivered 28 units of this model, or approximately 2% of gross new coach units delivered in the United States and Canada. This model is being phased out by our D-Series coach.

REPLACEMENT PARTS

    We have one of the broadest product lines in the industry with more than 60,000 OEM and non-OEM parts. We believe that the current strength of our parts business is in providing a broad array of OEM parts that are either manufactured by us or acquired from the original equipment manufacturer. In an effort to leverage further the competitive strength of our replacement parts business and distribution facilities, we have developed our own brand of alternate, non-OEM parts under the COACH GUARD-REGISTERED TRADEMARK- name. More than 75 products have been introduced for this segment since its inception in 1993. We also market diesel engine parts under the name DIESEL GUARD-REGISTERED TRADEMARK-. In addition, we have developed a line of remanufactured parts and components. We believe that the availability of remanufactured parts will permit us to access new markets that are currently served by local and regional parts rebuilders.

    NEW PRODUCTS

    New coach products that we are currently developing include:

    G-Series. The G-Series is being designed for all segments of the market and will include 41-foot and 45-foot long versions. Like the E-Series, we sought design input from our customers, in this case primarily Greyhound. The pilot production of the G-Series began in late 1999. The G-Series, having been developed in collaboration with Greyhound, is expected to replace older models over time. This coach is being designed to have mass-market appeal, lower operating costs and improved fuel economy. The G-Series will have a warranty package similar to the one offered by the Company on the D-Series.

    Another new entry being introduced into the US and Canadian marketplace this year is the F35 Series. This coach is a modified and DOT version of the very successful Mexican F12 coach. This product provides an exciting opportunity for MCII to expand and serve an untapped niche market for customers seeking a heavy duty two axle coach with the full backing and support of the MCI companies. This product is designed for applications including Charter & Tour, Limo Operators, Motorhome and Executive conversions. Our F35 will provide a lower cost alternative to the larger coaches without any compromise on customer support and durability.

    RAW MATERIALS

    We have multiple vendors for most of the raw material and component inventory sourced for both the new coach and replacement part businesses. We often find it more economical to rely on a single component provider, but alternate providers are generally available to provide the same components, if necessary.

    In manufacturing new coaches, raw materials including steel, aluminum and wiring, are sourced from multiple vendors for use in manufacturing the coach shell. Once the shell is completed, component inventory including chassis, drive trains, seating, electronics, and air conditioning units, are sourced from multiple vendors whenever possible.

    Our top vendors include Namasco Limited (steel) and Atlas Ideal Metals (stainless steel and aluminum) for raw materials, Detroit Diesel for engines, Allison Transmission for transmissions, Meritor for axles, Astron Seating, National Seating and American Seating for seats, and Carrier for air-conditioning units.

    TRADEMARKS AND PATENTS

    We manufacture and sell our coaches under the MCI-REGISTERED TRADEMARK- and RENAISSANCE-Registered Trademark- trademarks and manufacture and sell replacement parts under the COACH GUARD-REGISTERED TRADEMARK-, DIESEL GUARD-REGISTERED TRADEMARK-and FLXIBLE-REGISTERED TRADEMARK- trademarks. In addition, we own patents on several products used in components of our coaches.

    We operate under licenses for numerous patents relating to products and their manufacture held by third parties and pay royalties under these licenses. While many of these patents are considered to be important to particular products, we consider no particular patent or group of related patents to be essential to our business as a whole.

    SEASONALITY

    MCI's independent customer base prefers delivery of their equipment in the months of March, April and May. The historical challenge for the sales department has been to flatten out the peaks and valleys of demand throughout the year, which allows the Company to have a constant level of production at the manufacturing plants. For instance, we challenge the Public Sector Sales group to help us fill the demand for new coaches during the second half of the year when independent demand is lower than the first half of the year. Traditionally we deliver approximately one-third of our annual volume of new coaches during the fourth quarter because there are certain tax incentives for purchasing capital equipment prior to year-end. We typically build new coaches for customers such as Greyhound and Coach USA during the months of January and February, prior to the high demand period of the independent marketplace. Because of the 3-week vacation/plant shutdown during the summer, which is mandated by the Canadian government, we usually have our lowest volume of deliveries during the third quarter of the year.

    WORKING CAPITAL

    The Company's total working capital at December 31, 1999 and 1998 totaled $254.2 and $203.4 million, respectively. The Company's working capital is defined as the Company's current assets, excluding cash and cash equivalents less current liabilities, excluding short-term debt and the current portion of long-term debt. The Company's current assets consist primarily of receivables and inventories, while its current liabilities consist primarily of accounts payable, accrued expenses and a current portion of warranty and insurance reserves. For a further discussion of changes in working capital, please see the discussion of Liquidity and Capital Resources in the Managements Discussion and Analysis of Financial Condition and Results of Operations included in Item No. 7 of this report on Form 10-K.

    RELIANCE ON MAJOR CUSTOMERS

    The customer base in the inter-city coach market in the United States and Canada is highly diversified. The primary customers include independent coach operators, national coach fleet operators, including Greyhound and Coach USA, and government agencies that use coaches for public transit services, including New Jersey Transit Corporation and New York City Transit Authority. In the United States and Canada, independent regional operators of regular route or tour and charter operations, (i.e., operators other than Greyhound and Coach
USA) accounted for approximately 53% of our 1999 new coach unit sales in those
markets. In 1999, we delivered 2,192 new and 788 used coaches to   different
customers, or approximately 2.9 units per customer. Our average order size (excluding Greyhound and Coach USA orders) for any single operator in the past three years has been approximately 2.1 units. Our largest customer is Greyhound, which represented 13.5%, 17.2% and 21.7% of United States and Canadian gross new coach units delivered in 1997, 1998 and 1999, respectively. We also sell coaches to Coach USA, which accounted for 12.8% and 5.8% of United States and Canadian gross new coach units delivered in 1998 and 1999, respectively. Coach USA and the Company entered into a new 5 year supply agreement as of December 22, 1999, which obligates Coach USA to purchase at least 75% of its new inter-city Coach requirements from the Company. In addition, sales to federal and local governments accounted for approximately 14.8% and 13.3% of total United States and Canadian gross new coach units delivered in 1998 and 1999, respectively. In Mexico, our principal customers are line-haul operators, including Greyhound affiliates in Mexico, and operators of transit buses.

    BACKLOG

    As of December 31, 1999, we had a backlog of firm orders for 497 units (467 units in our U.S. and Canadian operations), compared with 990 units (778 units in our U.S. and Canadian operations) at December 31, 1998. Orders are included in backlog upon receipt from our customers of a signed purchase contract and deposit. The change in backlog from years 1998 to 1999 was largely impacted by four significant orders; two from the Public Transit segment and two from the Tour and Charter segment. The Public Transit segment's coach needs are not as consistent year over year as the other markets and therefore did not reoccur in 1999. The Tour and Charter orders, one in the Mexican market and one in U.S. and Canadian markets, were booked late in 1998 and in both cases the timing of these orders did not reoccur late in 1999. We are continuing to do business with all of these customers and do not anticipate any decrease in market share from this customer base.

    COMPETITIVE CONDITIONS

    In the inter-city coach market, we compete on the basis of the quality of our products, features and services. We believe that our full product array of both new and used coaches, our leasing and financing packages, and the nationwide presence of our replacement parts business (which gives us the ability to supply customers with replacement parts in a timely fashion, generally within 24 hours) and service business give us distinct advantages over our competitors. In the replacement parts market, we compete on the basis of availability of product, speed of delivery and price. We are refining our replacement parts delivery system to be more efficiently provided by a single centralized parts distribution center that feeds our service centers and customers directly.

    Competitors within the coach market include: (1) Prevost Car, a subsidiary of Volvo Bus Corporation; (2) Van Hool, one of the leading European coach manufacturers; and (3) Setra, another leading European coach manufacturer. We estimate that Prevost had a 29% market share of the U.S. and Canadian 1999 new inter-city coach market. We estimate that Van Hool had approximately a 16% share of the 1999 new inter-city coach market in the United States and Canada. Van Hool distributes its products through ABC Bus, Inc. Setra, the brand name for Evobus GmbH, was formed through the merger of Kassbohrer Fahrzeugwerke GmbH and Mercedes-Benz AG. Although Setra has not historically had a strong North American presence, the new business combination could potentially strengthen the financial and/or competitive position of Setra.

    Competitors within the replacement parts market include both OEMs and parts distributors. OEM participants include Prevost, Neopart (Neoplan), Novabus and BIA in the inter-city and transit segment. Distributors include, International Coach Parts (a division of ABC) the representative for Van Hool in both the coach and the replacement parts business, and Mohawk. Competitors in the transit parts market include Neopart and North American Bus Industries. Novabus, a transit bus maker, entered the replacement parts market in late 1999.

    GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

    As a manufacturer of coaches and replacement parts, our operations and products are subject to many laws and regulations applicable in the United States, Canada and other countries, including environmental laws, motor vehicle safety standards, laws governing access for the disabled and local content laws.

    Our failure to comply with one or more regulations could result in the imposition of sanctions. Such sanctions could include the closing of all or a portion of our facilities for an indeterminate period of time or the recall of products that were improperly manufactured, either of which could have a material adverse effect on us and our results of operations. Likewise, we cannot predict with any degree of certainty the cost of compliance in the future and such future costs could significantly affect our operations and financial results.

    Our facilities, operations and products are subject to a wide variety of increasingly complex and stringent United States federal, state and local, and foreign environmental laws and agency regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, damage to natural resources, and the health and safety of employees.

    In the United States, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar state laws, provide for responses to and liability for releases of certain hazardous materials into the environment. Such liability may be imposed on the current and prior owners or operators of property or businesses, among others, without regard to fault or knowledge of the condition or action causing the liability, and may be joint and several. Certain federal environmental laws, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar state and local environmental laws, regulate air emissions, water discharges, hazardous materials and wastes, and require public disclosure related to the use of various hazardous materials. Our operations are also governed by environmental laws relating to workplace safety and worker health, primarily pursuant to the Occupational Safety and Health Act. Similar regulatory schemes exist in Canada and Mexico, where we also have facilities.

    Compliance with environmental laws may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe our facilities and operations are in material compliance with current environmental laws. The environmental laws are subject to frequent amendment and have historically become increasingly stringent. The sanction for failure to comply with such environmental laws can include significant civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we could be subject to suit by third parties in connection with violations of or liability under environmental laws.

    For each of the last three fiscal years, our environmental capital expenditures have not been material, and we currently estimate that environmental capital expenditures for fiscal years 2000 and 2001 will also not be material. However, because environmental laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future.

    The nature of our current and former operations, and those of our predecessors in interest, expose us to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

    Based upon our experience to date, we believe that the future cost or compliance with existing environmental laws, and liability for known environmental claims pursuant to such laws, will not have a material adverse effect on our business, financial condition or results of operation. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

    HANDICAPPED ACCESSIBILITY STANDARDS FOR COACHES

    We are subject to the Americans With Disabilities Act's handicapped accessibility standards for coaches, as promulgated by the Department of Transportation. On September 28, 1998, the Department of Transportation issued final regulations regarding coach accessibility requirements. The rules require, among other things, that all new coaches delivered to large line-haul operators beginning October 2000 must be handicapped accessible. Further, the rules also contain certain other requirements concerning accessible fleet percentages and providing accessible service. The final regulations will be effective for operators with larger fleets in October 2000 and to operators with smaller fleets in October 2001. We cannot predict with any degree of certainty the effect these regulations may have on our business, financial condition and operating results.

    NUMBER OF EMPLOYEES

    We had approximately 4,600 employees as of December 31, 1999. Approximately 70% of our total work force is represented by labor unions. The largest contracts are with the International Association of Machinists and Aerospace Workers at Winnipeg, Manitoba and Pembina, North Dakota. Our labor agreements with the Machinists Association covering substantially all of our Canadian and United States employees at our Winnipeg, Manitoba and Pembina, North Dakota facilities, run through September 2000. The Independent Union of Workers in the Automotive and Related Industries represents approximately 800 Mexican employees of Autobuses. Generally, labor agreements in Mexico have economic terms and non-economic terms for one-year and two-years, respectively. We negotiated both economic and non-economic terms in February 2000.

    We experienced a five-day and four-day labor strike in Mexico in February 2000 and February 1999, respectively, that resulted in a loss of production. These strikes were resolved when we entered into collective bargaining agreements with the automotive workers union. Work stoppages could occur again in the future in connection with labor agreement negotiations and we cannot predict the financial impact of such a stoppage. Currently, we believe that relations with the unions are good.

                         ITEM 2 DESCRIPTION OF PROPERTY

    We own manufacturing and assembly plants and own or lease various replacement parts and repair facilities in the United States, Canada and Mexico.

COACH MANUFACTURING FACILITIES

    WINNIPEG, MANITOBA. We own or lease several facilities in Winnipeg that are utilized for the conversion of raw materials into the proprietary coach bodies or "shells." The manufacturing process entails shaping, welding and riveting raw metal into an exterior shell and then attaching a limited number of preliminary components, including the front windshield, interior carpeting, and portions of the lavatory and air conditioning equipment. Production of the shells takes approximately four to five days after which they are shipped to Pembina, a distance of approximately 90 miles. The D-and E-Series shells are manufactured at this location.

    PEMBINA, NORTH DAKOTA. We own an assembly facility in Pembina, which totals approximately 188,500 square feet and recently received its ISO 9002 certification. This facility is responsible for completing the coach manufacturing process. Once the shells are delivered to the Pembina facility they enter the production line where they are integrated with component materials supplied by outside vendors. This process yields a semi-monocoque, or one-piece, coach body that is more durable than a body-on-chassis design within the inter-city coach market. Once the body of the coach is assembled, the interior is installed, including all necessary electrical wiring, electronics, seating, air conditioning, parcel racks, and lavatory units as stipulated by the customer in the purchase order or, in the case of units produced without purchase orders, to a standard option package frequently requested by customers. Once this process is completed, the units are either painted to customer specifications or, in the case of coaches built for inventory, plain white. We outsource some painting and final delivery preparation functions when necessary.

    SAHAGUN, MEXICO. Our Sahagun facility is approximately 1,088,100 square feet of which approximately 710,000 square feet is used for manufacturing and this facility is ISO 9001 certified. This facility is responsible for all aspects of new coach manufacturing, including the manufacturing of the shells and the assembly of the interior. The majority of the coaches currently manufactured in this facility are produced to specifications. We currently manufacture the VIAGGIO-Registered Trademark- and F-Series models in this facility. The Sahagun facility currently has excess manufacturing capacity. However, as we begin to manufacture the F-Series coaches for sale in the United States and introduce the G-Series coach, the facility will become integral to our future operations.

OTHER PROPERTIES

    We distribute products from locations strategically located across the United States, Canada and Mexico, with sites in Dayton, New Jersey; Louisville, Kentucky; Loudonville, Ohio; and Newcastle, Ontario. In addition, we have parts manufacturing locations in Canada and Loudonville, Ohio, and corporate and divisional offices in Des Plaines, Illinois.

    We believe that our facilities are adequate for our present needs and that our properties are generally in good condition, well maintained and suitable for their intended use. The following table is a summary of our primary facilities and the approximate square footage of such facilities as of March 1, 2000.

                                               BUILDING
MANUFACTURING/ASSEMBLY/R&D PLANTS:   STATUS    SQ. FT.                      SEGMENT
----------------------------------  --------   --------   --------------------------------------------
1475 Clarence Ave...............    Owned      391,000    Shell assembly/research and development
Winnipeg, Manitoba
552 W. Stutsman Ave.............    Owned      188,500    Final coach assembly
Pembina, ND

                                               BUILDING
MANUFACTURING/ASSEMBLY/R&D PLANTS:   STATUS     SQ. FT.                     SEGMENT
----------------------------------  --------   ---------   ------------------------------------------
Sahagun, Mexico(1)..............    Owned      1,088,100   Coach manufacturing, warehousing and
                                                           Autobuses' offices
150 S. 5th Street...............    Owned         35,400   Final paint facility
Pembina, ND
1149 St. Matthews Ave...........    Owned        118,000   Parts manufacturing
Winnipeg, Manitoba
841 & 850 Erin Street...........    Owned         75,000   Parts manufacturing
Winnipeg, Manitoba
140 Otter Street................    Owned        144,000   Warehousing/ parts manufacturing
Winnipeg, Manitoba
Building 1081 RHC...............    Leased        66,000   Research and development engineering
Roswell, NM
350 Archibald Street............    Leased        28,000   Parts manufacturing
Winnipeg, Manitoba
400 Archibald Street............    Owned         36,000   Parts manufacturing
Winnipeg, Manitoba
422 W. Stutsman Ave.............    Owned          3,200   Service response center
Pembina, ND
553 W. Stutsman Ave.............    Leased         6,000   Warehousing/warranty parts storage
Pembina, ND

MODIFICATION OR REPAIR FACILITIES:
  ------------------------------
10 E. Golf Road.................    Owned         60,000   Corporate headquarters/used coach/service
Des Plaines, IL                                            center
10850 Portal Drive..............    Leased        50,000   Used coach/service center
Los Alamitos, CA
Boggy Creek Dr.(2)..............    Owned         49,000   Used coach/service center
Orlando, FL
Two Harmon Dr...................    Leased        28,000   Used coach/service center
Blackwood, NJ
3530 Richelieu Street...........    Leased         8,162   Used coach/service center
St. Hubert, Quebec
9787 Clifford Drive.............    Leased        36,000   Used coach/service center
Dallas, TX

REPLACEMENT PARTS FACILITIES:
  ------------------------------
105 E. Oakton...................    Leased        36,000   Office UCP Headquarters
Des Plaines, IL
9 Nicholas Court................    Leased       106,000   Parts distribution
Dayton, NJ
260 Toronto Street..............    Owned         44,000   Parts distribution/ manufacturing
Newcastle, Ontario
520 North Spring Drive(4).......    Owned        356,000   Parts distribution/ manufacturing
Loudonville, OH
7001 Universal Coach Drive (3)..    Owned        365,000   Parts distribution warehouse
Louisville, KY

------------------------

(1) Consists of property owned by Dina Autobuses, S.A. de C.V. and property owned by Grupo Dina entities that will be transferred to Dina Autobuses under existing contracts.

(2) Our subsidiary, Hausman Bus Sales, Inc. has purchased approximately 10 acres of vacant land upon which it intends to build the listed facility for a planned end of third quarter opening.

(3) This facility was completed in October 1999. Des Plaines warehouse operations have been moved and operations at Dayton and Loudonville will be discontinued on a phased basis.

(4) This property has been listed for sale with a national real estate brokerage firm.

                  ITEM 3 LEGAL AND ADMINISTRATIVE PROCEEDINGS

    In the ordinary course of our business, we are party to various employment, product liability and other legal actions, as plaintiff or defendant. We are not involved in any litigation or arbitration proceedings which, if determined adversely to us, individually or in the aggregate would, in our opinion, have a material adverse effect on us or our operations, nor, so far as we are aware, are any such proceedings threatened.

    We are subject to various product liability lawsuits in the United States and Canada for personal injuries and property damage allegedly relating to the use of products manufactured or sold by us. We consider litigation of this nature to be in the ordinary course of our business and unrelated to any fault on our part. For example, on May 9, 1999, a coach manufactured by us was involved in an accident in New Orleans, Louisiana, which resulted in 22 fatalities and several injuries. To date, we have been named in several of the lawsuits arising out of this accident, which generally allege that the coach was not crashworthy. While we intend to vigorously defend such lawsuits, we cannot presently determine the ultimate outcome of these lawsuits, or potential future lawsuits. We maintain product liability insurance in customary amounts, but we cannot assure you that such insurance will be sufficient to satisfy any such lawsuits or that such insurance will be available in the future or on terms acceptable to us.

    The Canadian income tax returns of Motor Coach Industries Limited, our Canadian subsidiary, for the years 1982 through 1992 are currently under review by Canada Customs and Revenue Agency ("CCRA"), the Canadian tax authority, which is reviewing the profit allocation procedures between MCI Canada and Motor Coach Industries, Inc., a wholly owned U.S. subsidiary of MCII. CCRA's position is that, under such procedures, insufficient income was allocated to MCI Canada, and that, as a result, Canadian income taxes were underpaid. A formal reassessment has been issued by CCRA with respect to the 1985 return. We have filed a notice of objection for 1985. In the event of an adverse judgment, as of December 31, 1999 the additional income taxes for 1982 through 1992 could amount up to US$24 million plus interest of approximately US$56 million and, in addition, we may be subject to potential reassessments for years subsequent to 1992 on the same basis which could result in additional income taxes and interest, all before recoveries of U.S. Federal income taxes which may be available to offset a portion of any additional taxes paid to Canada. We have submitted an advance transfer pricing agreement to CCRA and the Internal Revenue Service, which may apply to the years 1995 through 2000. Although we are still in the process of obtaining additional information based on its review of current information, including the advice of outside counsel, the Company is of the opinion that CCRA's arguments are without merit. We are currently negotiating to resolve these claims and expect that the resolution will not be material to our financial condition or results of operations. Also, pursuant to the investment agreement between JLL and Grupo Dina signed as part of the financial restructuring transaction (see discussion in Note 3 to the Consolidated Financial Statements), Grupo Dina is obligated to indemnify the Company in the event and to the extent that the amount we are required to pay exceeds the amount reserved for such loss on the Company's 1998 Balance Sheet.

          ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

                                    PART II
                               ITEM 5 MARKET DATA

    N/A

             ITEM 6 SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

    The selected consolidated financial data as of and for the three years ended December 31, 1999 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. Those financial statements have been audited by Arthur Andersen LLP, our independent public accountants. The selected consolidated financial data for the year ended December 31, 1996 are derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, our predecessor independent accountants.

    The selected unaudited consolidated financial data as of and for the year ended December 31, 1995 are derived from our financial records. The unaudited consolidated financial statements, in our opinion, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation of our financial condition and results of operations for such periods.

    The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this form 10-K.

                                              1995       1996       1997       1998       1999
                                            --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Total revenues............................  $527,053   $667,084   $739,783   $931,727   $911,113
Operating expenses:
    Cost of sales(1)......................   396,802    509,804    549,001    730,954    704,117
    Depreciation and amortization.........    15,494     17,618     22,035     24,815     23,527
    Research and development expenses.....     2,925      7,346      6,655      8,741     10,648
    Other operating expenses(2)...........    68,182     72,483     83,639     83,413     98,637
        Total operating expenses..........   483,403    607,251    661,330    847,923    836,929
Operating income..........................    43,650     59,833     78,453     83,804     74,184
Interest expense, net.....................    34,954     16,029     21,859     19,985     44,113
Interest expense pushed down from related
  party(3)................................    15,019     19,550     21,635     25,194     11,601
Other expenses (income)...................   (16,764)    (2,344)    (2,835)    (7,814)     4,197
Income before income taxes................    10,441     26,598     37,794     46,439     14,273
Income taxes (benefit)....................    17,129     18,474     21,268     31,790     (1,936)
Income from continuing operations.........    (6,688)     8,124     16,526     14,649     16,209
Loss from discontinued operations.........        --      5,000         --         --         --
Income before extraordinary item..........    (6,688)     3,124     16,526     14,649     16,209
Extraordinary charge for early retirement
  of debt.................................        --        851         --         --      2,614
Net income................................  $ (6,688)  $  2,273   $ 16,526   $ 14,649   $ 13,595
OTHER DATA (UNAUDITED):
EBITDA(4).................................  $ 59,144   $ 77,451   $100,488   $108,619   $115,543
Capital expenditures......................    12,559     25,609     32,096     11,740     28,204
Ratio of earnings to fixed charges(5).....      1.2x       1.7x       1.8x       1.9x       1.2x
Ratio of earnings to fixed charges
  excluding effect of push down debt(5)...      1.7x       3.2x       3.3x       4.0x       1.5x
Net cash provided by (used in):
    Operating activities..................  $ (9,170)  $ 44,320   $(52,585)  $ 73,732   $(23,204)
    Investing activities..................    13,202    (30,338)   (71,170)   (14,683)   (48,117)
    Financing activities..................    18,914    (35,254)   128,349    (49,008)    62,913
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents.................  $ 30,675   $  9,403   $ 13,997   $ 24,038   $ 15,630
Working capital(6)........................   146,080    166,679    261,096    203,420    254,223
Total assets..............................   649,368    642,780    820,673    801,755    891,274
Total debt, excluding pushed down debt....   217,914    210,668    313,251    267,965    536,534
Long-term debt pushed down from related
  party(3)................................   143,040    162,588    184,225    206,500         --
Stockholder's equity......................   183,413    144,539    147,693    102,921    155,117

(SEE FOOTNOTES ON FOLLOWING PAGE)

            NOTES TO SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

(1) Cost of sales for the year ended December 31, 1999 includes a $21.0 million non-cash inventory charge comprised of $15.0 million to adjust used coach inventories to reflect a change in asset management strategy implemented by new management brought in by the equity investors and $6.0 million to rationalize replacement parts inventories in connection with a revised plan, developed during the second quarter of 1999, to consolidate the replacement parts distribution activities into a single location.

(2) Other operating expenses are comprised of selling, general and administrative expenses and other miscellaneous operating expenses. Other operating expenses were offset by $8.5 million for business insurance recoveries in 1998 and $3.2 for a net curtailment gain in 1999.

(3) As proceeds from the financial restructuring were used to repay the $206.5 million of Grupo Dina's senior secured discount notes, our consolidated financial statements have been adjusted to include the "push down" of the senior secured discount notes, and the related interest expense, in order to comply with applicable Securities and Exchange Commission accounting policies.

(4) EBITDA represents income before the second quarter 1999 non-cash inventory charge, the fourth quarter 1999 net curtailment gain, interest expense, income taxes, discontinued operations, extraordinary items, depreciation and amortization and other non-operating income and expenses, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

(5) For the purpose of this calculation, earnings are defined as income from continuing operations before income taxes, plus fixed charges. Fixed charges include interest expense on all indebtedness (including amortization of deferred financing costs) and the portion of operating lease rental expense which management believes is representative of the interest factor of rent expense (approximately one-third of rent expense). In addition, we have calculated the ratio of earnings to fixed charges excluding the effect of the long-term debt pushed down from Grupo Dina.

(6) Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt).

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

FINANCIAL RESTRUCTURING & REORGANIZATION

    As of December 31, 1998, Transportation Manufacturing Operations, Inc. ("TMO"), a principal indirect wholly owned subsidiary of MCII Holdings
(USA), Inc., had a $170 million US revolving credit agreement ("the Senior Credit Facility") with a nine-bank syndicate to finance working capital and other general corporate needs. This credit facility was due to expire on October 1, 1999, and the lenders had indicated that they were not willing to extend the maturity of this agreement. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on TMO's senior term notes due 2002, a $12 million reduction in its Canadian bank credit facility, and a $13 million principal payment on the Pre-Export Notes due 1999.

    As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company did not expect to generate sufficient cash flow from operations to fund both short-term requirements and meet the required expiration of the Senior Credit Facility.

    On March 18, 1999, the Company engaged CIBC Oppenheimer Corp. and its affiliates ("CIBC Oppenheimer") to act as the Company's lead bank agent, financial advisor, initial purchaser, placement agent, and underwriter to undertake a financial restructuring of the debt obligations of the Company and Grupo Dina.

    On April 19, 1999, TMO executed an agreement with CIBC Oppenheimer for the issuance of $40 million of Senior Subordinated increasing rate notes ("IRNs"), due December 31, 1999 (subject to extension to March 31, 2000). This bridge financing was used by the Company to meet short-term working capital requirements while the financial restructuring process was being completed.

    In addition to the bridge financing, the Company, in association with CIBC Oppenheimer, had developed a financial restructuring plan to refinance all of the material debt obligations of the parent, the Company, and their respective subsidiaries.

    On May 14, 1999, Grupo Dina, which at the time, indirectly owned 100% of the stock of the Company, commenced a tender offer and consent solicitation relating to all of approximately $206,500,000 aggregate principal amount of outstanding senior secured discount notes due 2002 (the "Discount Notes") issued by Grupo Dina and the Parent Company. Grupo Dina also commenced a tender offer and consent solicitation relating to all of the $35,000,000 aggregate principal amount of outstanding senior secured guaranteed notes due 2000 (the "Guaranteed Notes") issued by its wholly owned subsidiary, Dina Trucks (USA), L.L.C., and guaranteed by Grupo Dina and Dina Camiones, S.A. de C.V.

    In connection with the tender offers, Grupo Dina solicited consents to
(a) defer payment of interest on the Discount Notes until the earlier of July 15, 1999 or settlement of the tender offer and (b) adopt amendments to the indentures under which the Discount Notes and Guaranteed Notes were issued to eliminate substantially all restrictive covenants and certain event of default provisions.

    The consideration for each Discount Note and Guaranteed Note tendered and accepted for payment was (a) $980 per $1,000 of Notes, plus (b) a consent payment of $20 per $1,000 of Notes, plus (c) accrued interest through the settlement date. The consent payment was paid only for tendered Notes for which consents were validly delivered and not revoked prior to the termination date. The tender offers expired on June 14, 1999, and virtually all of the notes were tendered and purchased in conjunction with the tender offer.

    The tender offers were part of the overall plan to recapitalize and restructure substantially all of the indebtedness of Grupo Dina and its subsidiaries through a series of dependent transactions, with (a) a $175 million investment made by an investment group led by Joseph Littlejohn & Levy Fund III in the Company, consisting of a $125 million equity investment, in exchange for an equity interest of 61% in MCII Holdings (USA) Inc., (the "Parent Company"), warrants to purchase up to an additional 10% of the common stock of the Parent Company on a fully dilutive basis and $50 million in senior notes issued by the Parent Company, due 2010, (b) the Company entering into a new senior credit facility in an approximate amount of $445 million and (c) TMO issuing approximately $152.3 million of senior subordinated notes due 2009. In addition to the debt repurchased pursuant to the tender offers, TMO repaid substantially all of its outstanding indebtedness including, but not limited to, the IRN's, the existing US and Canadian revolving credit facilities, and the 9.02% senior secured discount notes due 2002. Also, TMO changed its name to Motor Coach Industries International, Inc. For further information on the details of the debt repayment and the current outstanding debt under the new credit facility see Note 12 on long term debt. Finally, the Parent Company
(USA), Inc. transferred its Dina Autobuses, S.A. de C.V. subsidiary to MCII.

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's total debt to equity ratio decreased from 82% as of December 31, 1998 to 78% at December 31, 1999 as a result of the financial restructuring. The Company incurred $28.2 and $11.7 million in capital expenditures during 1999 and 1998 respectively. These expenditures were largely financed through the use of additional debt. The Company's working capital,excluding cash and cash equivalents also increased from $203.4 million at the end of 1998 to $254.2 million at the end of 1999. As of December 31, 1999, the Company had the ability to borrow an additional $49 million under the revolving credit facility.

    Net cash used in operating activities during 1999 totaled $23.2 million compared to $73.7 million of net cash provided by operating activities for 1998 and net cash used in operating activities of $52.6 in 1997. A major cause for the change in cash from operating activities is due to the Company's income tax payments which resulted in a decrease in accrued income taxes payable of $27.6 million during 1999 and an increase in deferred income tax assets of $19.1 million during 1999. The Company had an increase in accounts receivable of $29.6 million, driven largely by a 3 year installment sale contract with a leading Mexican coach operator, and also had an increase in inventories of $15.9 million. The Company received a refund of approximately $6.2 million of previously paid 1999 estimated tax payments during the first quarter of 2000. Net cash provided by operating activities improved in 1998 from 1997 primarily due to reductions in inventory levels in 1998 following significant increases in inventory and other working capital requirements during 1997 due to the introduction of the E-Series Coach.

    Net cash used in investing activities of $48.1 million for 1999 increased from $14.7 used in 1998. The increase in capital expenditures from $11.7 million in 1998 to $28.2 million in 1999 is primarily due to approximately $19.9 million of additions to the replacement parts division. This
$19.9 million is primarily associated with the construction of a new distribution facility in Louisville, Kentucky and the cost of a new computer system. Proceeds from the sale of property and investments for 1999 include approximately $5.5 million of proceeds from the sale of the Des Plaines, Illinois replacement parts distribution facility. A portion of this Des Plaines facility is currently being leased back by the Company as office space for the replacement parts group. The balance of the proceeds received in 1999 is from the sale of investment in assets held for lease. Proceeds from the sale of property and investments for 1998 include $5.0 million from the sale of its equity interest in Mexicana de Autobuses, S.A. de C.V., a Mexican coach manufacturing company. The Company also had cash used in investing activities of approximately $9.5 million in 1999 for additions to its investments in assets held for lease compared to $4.3 million used in 1998. The other major factor resulting in a use of cash from investing activities during 1999 is a $29.3 million increase in the investment of notes receivable, compared to a

$0.8 million net decrease in the investment in notes receivable during 1998. This change was generated primarily by an increase in the volume of notes receivable issued during 1999 and the sales of notes receivable in 1998 that did not reoccur during 1999. The Company's reduction in cash used in investing activities from $71.2 million in 1997 to $14.7 million in 1998 reflects reductions in capital expenditures in 1998, and the initial investment made in MCII Financial Services in 1997 that did not reoccur in 1998.

    Net cash provided by financing activities in 1999 of $62.9 was primarily caused by the impact of the financial restructuring. Net cash used in financing activities of $49.0 million in 1998 was caused by the Company paying down its long-term debt obligations. Net cash provided by financing activities of $128.3 million in 1997 was generated by additional borrowings needed to fund its acquisition of MCII Financial Services and cash needed to fund significant increases in its inventory and other working capital requirements and capital expenditures as the Company introduced its new E-Series coaches.

    The Company expects to be able to fund its expected liquidity requirements in 2000 through cash generated from operations and through use of additional borrowings under its current credit facilities.

RESULTS OF OPERATIONS:

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

OVERVIEW:

    Revenues for the year ended December 31, 1999 were $911.1 million, a decrease of $20.6 million from $931.7 million in 1998. Included in 1998 revenues were approximately $8.5 million realized from June 16, 1998 through December 31, 1998 from subsidiary operations that were contributed to Grupo Dina, as part of the financial restructuring plan completed on June 16, 1999. The year-over-year revenue decline excluding this 1998 revenue, would have been $12.1 million or 1.3%.

    Gross profit for the year ended December 31, 1999, was $207.0 million, an increase of $6.2 million or 3.1% from $200.8 million in 1998. 1999 gross profits include the impact of a $21.0 million non-cash inventory charge taken during the second quarter of 1999. The Company's gross profit margin, excluding the non-cash inventory charge, increased from 21.5% in 1998 to 25.0% in 1999.

    Business insurance recoveries of $8.5 million were realized in 1998 from the settlement of insurance claims seeking recovery of various out-of-pocket costs and business interruption losses at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities as a result of 1997 flooding along the Red River.

    Selling, general and administrative expenses for the year ended
December 31, 1999 of $101.8 million increased 12.0% from $90.9 million for 1998. The increase in selling, general and administrative expenses is largely due to an increase in sales promotion expenses and employee related expenses due to an increase in the number of employees. Higher costs associated with the financial restructuring transaction and computer system upgrades were partially offset by lower royalty and management fees charged by Grupo Dina.

    Interest expense for the year ended December 31, 1999 increased
$10.5 million or 23.3% from 1998 due primarily to higher average effective interest rates associated with the new borrowings.

    Foreign currency translation losses of $3.8 million for 1999 compared to a $3.3 million gain for 1998 was largely due to peso fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary and the impact of the fluctuation of the Canadian dollar against the US dollar on the receivable/payable balances owed between the Company's U.S. and Canadian entities.

    The $5.0 million gain on sale of investment was the result of a gain on the sale of the Company's ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA") recognized in 1998.

    The Company recognized other non-operating expense of $0.4 million for 1999 primarily due to withholding taxes paid on a Mexican benefit plan fund withdrawal. During 1998, the Company recognized other non-operating expenses of $0.5 million primarily due to disposal of other assets in Mexico.

    Income taxes in 1999 decreased by $33.7 million from 1998 as the Company recorded an income tax benefit of $1.9 million in 1999 compared to an income tax expense of approximately $31.8 million in 1998. The decrease in income taxes is primarily due to a reduction of pre-tax income, a reduction in the income tax valuation allowance attributable to Mexico operations as a result of the financial restructuring and the impact of a reduction of $13.6 million in non-deductible interest expense associated with the pushdown of debt from the Parent Company.

    Extraordinary losses of $2.6 million (net of tax benefit of $1.6 million) were incurred as a result of the early extinguishment of debt associated with the financial restructuring and reorganization. This charge consisted of redemption premiums and other financing costs partially offset by a gain resulting from the recognition of unamortized swap accretion credits.

COACH OPERATIONS:

    Revenues from coach operations of $736.0 million for the year ended
December 31, 1999 were essentially unchanged from 1998. Revenue from the sale of new coaches increased $22.1 million or 3.7% as sales of new inter-city coaches totaled 2192 units (1783 units in the United States and Canada) in 1999 compared to 2156 units (1829 units in the United States and Canada) during 1998. Used coach revenue during 1999 decreased $22.4 million or 15.6% from 1998 due primarily to used coach pricing and product mix. The number of used coaches sold of 788 units in 1999 was relatively unchanged from the 779 units sold in 1998.

    Gross profits for coach operations of $172.0 million for 1999 increased $14.4 million or 9.1% over 1998. Operating expenses for 1999 include a non-cash inventory charge of $15.0 million taken during the second quarter to adjust used coach inventories to reflect a change in asset management strategy implemented by the new management brought in by the equity investors in response to the changing dynamics of the marketplace. Exclusive of this charge, gross profits increased by $29.4 million or 18.7% during 1999 as the gross profit margins increased from 21.4% in 1998 to 25.4% in 1999. The increase in the gross margins is primarily attributed to a significant reduction in the labor hours per coach produced on the new E-Series coach, which was in a start-up phase during early 1998, and the implementation of other cost improvement initiatives offset partially by the impact of the lower used coach pricing.

    Operating income from coach operations of $69.0 million for 1999 increased $7.8 million or 12.8% from 1998 as operating income margins increased from 8.3% for 1998 to 9.4% for 1999. Operating income in 1998 was favorably impacted by approximately $8.5 million in business insurance recoveries realized from the 1997 flooding along the Red River. Operating income margins, exclusive of the $15.0 non-cash inventory charge in 1999 and the $8.5 of business insurance recoveries realized in 1998 increased from 7.2% in 1998 to 11.4% in 1999.

REPLACEMENT PARTS:

    Revenues for replacement parts operations of $166.5 million for 1999 declined by $19.6 million or 10.5% from the comparable period of 1998. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its Mexican parts company to Grupo Dina, which resulted in a decrease in revenue of approximately $6.6 million from a year ago. The balance of the decrease is primarily due to a lower demand for replacement parts as the demand tends to be counter-cyclical to sales of new coaches as operators choose to replace their fleets rather than experience increased maintenance requirements.

    Gross profits from replacement parts operations of $29.9 million for 1999 were $7.1 million or 19.3% below the same period of 1998. A non-cash inventory charge of $6.0 million was recorded during the second quarter of 1999 to rationalize inventories in connection with a revised plan developed in the second quarter of 1999 to consolidate the replacement parts distribution activities into a single location. Exclusive of this charge, gross profits would have decreased $1.1 million or 3.1% from the prior year while the gross profit margins would have increased from 19.9% in 1998 to 21.6% in 1999. The improvement in gross margin is largely due to higher costs in 1998 incurred by our Mexico distribution operations which were in a start-up phase in early 1998 and other benefits realized from cost improvement initiatives undertaken by the Company.

    Operating income from replacement parts operations of $8.9 million for 1999 was $11.4 million or 56% below 1998 as operating income margins declined from 10.9% for 1998 to 5.2% for 1999. Operating income margins, exclusive of the $6.0 million non-cash inventory charge discussed above, were 8.9% for 1999 which is lower than the 10.9% in 1998 due largely to higher selling, general and administrative expenses in 1999 caused primarily by the implementation of a new computer system and the relocation of its distribution operations from Des Plaines, IL to Louisville, KY.

FINANCE OPERATIONS:

    Revenues from finance operations of $8.6 million for 1999 declined
$0.8 million or 8.5% from 1998. The decrease in revenues is a direct result of efforts to reduce the total lease and loan portfolio to generate cash for working capital needs.

    Gross profits from finance operations of $5.1 million for 1999 declined $1.0 million or 17.0% from 1998. The decrease in revenue is the largest factor contributing to the decrease.

    Operating losses from finance operations of $3.7 million for 1999 were recorded compared to approximately $2.3 million of operating income for 1998. A change in estimates of the reserves needed for the prior year sales of notes receivable with recourse is the largest factor contributing to the decline in operating income.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

OVERVIEW:

    Revenues increased 25.9% in 1998 to $931.7 million from $739.8 million in 1997 due to strong customer demand for new and used coaches. Low interest rates and solid economic growth in the United States and Canada, coupled with slowly improving economic conditions in Mexico, allowed for record sales volumes. In addition, strong customer acceptance of our high-end E-Series coach, following its initial introduction in late 1997, further stimulated revenue growth.

    Gross profit increased 5.2% to $200.8 million in 1998 from $190.8 million in 1997. However, overall gross profit margins declined to 21.5% in 1998 from 25.8% in 1997. Lower gross margins in 1998 were due primarily to the mix of new coaches sold in the United States and Canada and depressed used coach prices.

    Selling, general and administrative expenses of $90.9 million increased by $15.0 million or 20% from 1998, due primarily to higher selling and marketing expenses and higher personnel related costs.

    New product start-up costs and R&D costs combined decreased from $14.0 million in 1997 to $9.7 million in 1998, as the Company experienced higher cost in 1997 in conjunction with the introduction of the E-Series Coach, and difficulties caused by the 1997 flooding along the Red River.

    Business insurance recoveries of $8.5 million and $0.5 million were realized in 1998 and 1997, respectively from the settlement of insurance claims seeking recovery of various out-of pocket costs and business interruption losses at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities as a result of 1997 flooding along the Red River.

    Operating income for 1998 was $83.8 million, an increase of 6.8% over the $78.5 million recorded in 1997. The increase in operating income resulted from higher new coach sales volumes and improved margins on replacement parts, partially offset by lower new coach and used coach margins. Reductions in product development and launch costs also contributed to the growth in operating income.

    Interest expense increased 3.9% to $45.2 million in 1998, compared to $43.5 million in the prior year. Interest expense includes $25.2 million and $21.6 million, respectively, of interest expense relating to the push down of Grupo Dina's $206.5 million senior secured discount notes.

    The company realized a $5.0 million net gain from the sale of its 10% ownership interest in Mexicana de Autobuses S.A. de C.V. ("MASA") a Mexican coach manufacturing company, which it sold for $7.0 million less $2.0 million of transaction related expenses. The Company had written off its investment in MASA in 1996 after experiencing continued MASA operating losses which resulted in a $1.2 million change to income.

    The Company experienced a $3.3 million foreign currency translation gain primarily as a result of peso fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

COACH OPERATIONS:

    Revenues for our coach operations were $736.2 million in 1998, an increase of 37.1% over the $537.2 million reported in 1997. New coach deliveries totaled 2,173 units for 1998, compared to 1,732 units in the prior year. Demand for new coaches in the U.S. and Canadian markets continued to grow in 1998 due to the availability of low-cost financing and favorable economic conditions. Our used coach business responded well to management initiatives to increase inventory turnover, with sales increasing to 779 units, compared to 496 units to 1997.

    Gross profit from coach operations increased to $157.6 million in 1998, a 3.6% increase over the $152.1 million recorded in 1997. However, gross margins declined to 21.4% in 1998, compared to 28.3% in 1997. Gross profit was primarily impacted by lower margins on used coaches in the United States and Canada resulting from the acceleration of fleet replacement programs by our major new coach customers.

    Operating income for our coach operations declined to $61.1 million in 1998, or 2.1%, compared to $62.5 million recorded in 1997. The decline was primarily due to losses associated with used coaches, which were partially offset by approximately $8.5 million in business insurance recoveries in 1998. In addition, operating income in 1997 was depressed by approximately $7.3 million of new product start-up costs.

REPLACEMENT PARTS OPERATIONS:

    Revenues within our replacement parts operations were down 3.8% to $186.1 million in 1998, compared to $193.4 million in 1997. Historically, the demand for replacement parts tends to run counter-cyclical to the demand for new coaches, and this trend continued during 1998 in the U.S. and Canadian markets.

    Gross profit from replacement parts operations increased to $37.0 million, a 14.7% increase over the $32.3 million recorded in 1997. Gross margins increased to 19.9% in 1998 compared to 16.7% in 1997, due primarily to lower operating costs in parts distribution operations.

    Operating income in the replacement parts operations increased 44.7% to $20.3 million in 1998, compared to $14.0 million in 1997. The combination of improved gross margins and lower selling, general and administrative costs contributed to the positive improvement in operating income.

FINANCE OPERATIONS:

    Revenues from our finance operations increased marginally to $9.4 million in 1998, compared to $9.2 million in 1997. Flat revenues reflect management efforts to limit growth of the loan and lease portfolio by referring financing business to MCII Financial Services, while attempting to maintain financing support for new coach sales through use of external financing sources.

    Gross profit from finance operations declined to $6.1 million, a 4.4% decrease from $6.4 million in 1997. Gross margins also declined to 64.9% in 1998, compared to 69.4% in 1997. Finance margins were negatively impacted by a higher external cost of capital in 1998.

    Operating income from our finance operations increased 20.7% to $2.3 million in 1998, compared to $1.9 million in 1997. Operating income was impacted favorably by lower selling, general and administrative costs.

YEAR 2000 MATTERS:

    We developed and executed a plan to ensure that our systems had the ability to process transactions in the year 2000. We identified and documented all applications and completed and tested all modifications made on mission critical systems. This project was completed in 1999 at a total cost of approximately $1.2 million. We also contacted business partners and received documentation from all but one non-critical supplier that indicate they were year 2000 compliant.

    Subsequent to year-end we have not experienced any year 2000 related problems with either our systems or with those of our suppliers or customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Because our obligations under our senior credit facility include interest at floating rates, based on certain quoted rates, we are sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $386.3 million of borrowings under the facility as of December 31, 1999, would result in additional annual interest expense of approximately $3.9 million ($2.3 million after tax) to us and would not be material to our cash flow or financial position.

FORWARD-LOOKING STATEMENTS

    We make "forward-looking statements" throughout this form 10-K. Whenever you read a statement that is not simply a statement of historical fact, such as when we describe what we "believe" "expect" or "anticipate" will occur, and other similar statements, you must remember that our expectations may not be correct, even though we believe they are reasonable. You are cautioned not to put undue reliance on any forward-looking statement.

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

                                     ITEM 8

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                               AND RELATED NOTES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Motor Coach Industries International, Inc.:

    We have audited the accompanying consolidated balance sheets of Motor Coach Industries International, Inc., and its subsidiaries (the "Company") as of December 31, 1999 and December 31, 1998 and the related consolidated statements of income, stockholder's equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and December 31, 1998, and the consolidated results of their operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles in the United States.

Arthur Andersen LLP
Chicago, Illinois
March 30, 2000

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
  Sales.....................................................  $906,647   $925,889   $735,210
  Finance income............................................     4,466      5,838      4,573
                                                              --------   --------   --------
Total revenues:                                                911,113    931,727    739,783
                                                              --------   --------   --------
Operating costs and expenses:
  Cost of sales (exclusive of items shown separately
    below)..................................................   679,980    728,189    546,607
  Cost of sales, non-cash inventory charge..................    21,000         --         --
  Depreciation and amortization.............................    23,527     24,815     22,035
  Interest expense, finance operations......................     3,137      2,765      2,394
  Research and development and new product start-up costs...    10,648      9,722     13,988
  Business insurance recoveries.............................        --     (8,462)      (500)
  Selling, general and administrative expenses..............   101,805     90,894     76,806
  Curtailment gain, net.....................................    (3,168)        --         --
                                                              --------   --------   --------
Total operating costs and expenses..........................   836,929    847,923    661,330
                                                              --------   --------   --------
Operating income............................................    74,184     83,804     78,453
                                                              --------   --------   --------
Other income and (expense):
  Interest (expense)........................................   (44,113)   (19,985)   (21,859)
  Interest (expense) pushed down from related party.........   (11,601)   (25,194)   (21,635)
  Other income (expense)....................................      (439)      (511)     2,920
  Gain on equity investments................................        --      5,000         --
  Foreign currency translation gain (loss)..................    (3,758)     3,325        (85)
                                                              --------   --------   --------
Total other income and (expense)............................   (59,911)   (37,365)   (40,659)
                                                              --------   --------   --------
Income before income taxes and extraordinary items..........    14,273     46,439     37,794
Income tax provision (benefit)..............................    (1,936)    31,790     21,268
                                                              --------   --------   --------
Income before extraordinary item............................    16,209     14,649     16,526
Extraordinary loss (net of tax of $1,568)...................    (2,614)        --         --
                                                              --------   --------   --------
Net income..................................................  $ 13,595   $ 14,649   $ 16,526
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                 (DOLLARS IN THOUSANDS
                                                                EXCEPT PER SHARE INFO)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  15,630      $  24,038
  Trade and other accounts receivable, net of allowance of
    $8,560 and $10,316......................................     145,691        121,966
  Current portion of notes receivable.......................      17,483         10,548
  Inventories...............................................     217,083        225,865
  Deferred income taxes.....................................      25,489         21,488
  Other current assets......................................       4,751          6,086
                                                               ---------      ---------
      Total Current Assets..................................     426,127        409,991

Property, plant, and equipment, net.........................     110,470        102,796
Notes receivable............................................      57,771         35,400
Investments in affiliates...................................      23,820         23,116
Intangible assets, net......................................     212,723        215,589
Deferred income taxes-noncurrent............................      19,975             --
Other non-current assets....................................      40,388         14,863
                                                               ---------      ---------
      Total Assets..........................................   $ 891,274      $ 801,755
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable..........................................   $  90,183      $  81,890
  Accrued compensation......................................       9,149         13,343
  Accrued warranties........................................      13,365         13,960
  Accrued income taxes......................................       4,695         32,320
  Self insurance reserves...................................       3,101          6,365
  Net liabilities of discontinued operations................       3,949          4,416
  Other current liabilities.................................      31,832         30,239
                                                               ---------      ---------
      Total Current Liabilities.............................     156,274        182,533

Long-term debt..............................................     536,534        267,965
Long-term debt pushed down from related party...............          --        206,500
Pensions and other benefits.................................      16,689         15,787
Deferred income taxes.......................................      11,893          6,990
Other deferred items and self insurance reserves............      14,767         19,059
                                                               ---------      ---------
      Total Liabilities.....................................     736,157        698,834

Committments and Contingencies (Note 25)

Stockholder's Equity:
  Common stock, ($.01 par value, 1,000 shares authorized,
    issued, and outstanding) and additional capital.........     341,813        241,275
  Accumulated deficit.......................................    (167,250)      (109,094)
  Accumulated other comprehensive income....................     (19,446)       (29,260)
                                                               ---------      ---------
      Total Stockholder's Equity............................     155,117        102,921
                                                               ---------      ---------
      Total Liabilities and Stockholder's Equity............   $ 891,274      $ 801,755
                                                               =========      =========

        The accompanying notes are an integral part of these statements.

                    MOTORCOACH INDUSTRIES INTERNATIONAL INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                        AS OF DECEMBER 31, 1999 AND 1998

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash Flows Provided By (Used In) Operating Activities
  Net Income................................................  $ 13,595   $14,649    $ 16,526
  Adjustments to Reconcile Net Income to Net Cash Provided
    By (Used In) Operations:
    Depreciation and amortization...........................    23,527    24,815      22,035
    Deferred income taxes...................................   (19,073)   (4,754)      1,373
    Extraordinary loss on early retirement of debt..........     4,182        --          --
    Gain on sale of property and notes receivable...........        --    (1,188)        (92)
    Gain (loss) on sale of investment.......................        --    (5,000)         --
    Provision for relocation of corproate office............        --        --         886
    Noncash interest expense pushed down from related
     party..................................................        --    25,194      21,635
    Noncash inventory valuation charge......................    21,000        --          --
    Other non-cash interest expense.........................     6,543     1,689       1,326
    Other non-cash items....................................      (796)    6,919       1,052
    Net curtailment gain....................................    (3,168)       --          --
    All other operating activities..........................   (69,014)   11,408    (117,326)
                                                              --------   -------    --------
Net Cash Provided By (Used In) Operating Activities.........   (23,204)   73,732     (52,585)
                                                              --------   -------    --------
Cash Flows Provided By (Used In) Investing Activities
    Capital expenditures....................................   (28,204)  (11,740)    (32,096)
    Proceeds from sale of property and investments..........    18,629     1,247      57,372
    Change in notes receivable..............................   (29,306)      762     (16,503)
    Investment in unconsolidated affiliate..................        --     5,000     (25,708)
    Discontinued operations, net changes....................      (467)    2,187       2,140
    Purchase of, investment in, business....................        --    (7,860)         --
    Investments in assets held for lease....................    (9,543)   (4,279)    (56,375)
    Transfer of Mexican subsidiaries........................       774        --          --
                                                              --------   -------    --------
Net Cash Provided By (Used In) Investing Activities.........   (48,117)  (14,683)    (71,170)
                                                              --------   -------    --------
Cash Provided By (Used In) Financing Activities
    Proceeds from issuance of term B loans..................   333,000        --          --
    Proceeds from issuance of 11 1/4% senior sub notes......   150,080        --          --
    Payment of term B loan principal........................    (1,665)       --          --
    Payment of 9.02% senior notes...........................  (105,321)       --          --
    Payment of senior secured discount notes................  (206,500)       --          --
    Payment of debt issuance costs..........................   (22,503)       --          --
    Payment of parent company senior notes..................   (35,574)       --          --
    Net change in other long-term borrowings................   (22,371)  (37,573)       (149)
    Net change in related party receivables, payables.......   (22,792)       --          --
    Dividends paid to parent company........................   (71,751)   (3,500)    (12,448)
    Net change in bank credit facilities....................   (90,594)   (7,935)    136,910
    New paid-in-capital, net of transaction costs...........   158,904        --       4,036
                                                              --------   -------    --------
Net Cash Provided By (Used In) Financing Activities.........    62,913   (49,008)    128,349
                                                              --------   -------    --------
Net Increase (Decrease) in Cash.............................    (8,408)   10,041       4,594
Cash and Cash Equivalents at Beginning of Period............    24,038    13,997       9,403
                                                              --------   -------    --------
Cash and Cash Equivalents at End of Period..................  $ 15,630   $24,038    $ 13,997
                                                              ========   =======    ========

        The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                            ACCUMULATED OTHER
                                                                                              COMPREHENSIVE
                                                                                                 INCOME
                                                             COMMON                      -----------------------
                                                             STOCK        ACCUMULATED    UNFUNDED    CUMULATIVE        TOTAL
                                        COMPREHENSIVE    AND ADDITIONAL    EARNINGS/      PENSION    TRANSLATION   STOCKHOLDER'S
                                            INCOME          CAPITAL        (DEFICIT)       LOSS      ADJUSTMENT       EQUITY
                                        --------------   --------------   ------------   ---------   -----------   -------------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE DECEMBER 31, 1996.............                     $ 284,473       $(123,878)      $(423)     $(15,633)      $ 144,539
Comprehensive income 1997:
  Net income 1997.....................     $ 16,526               --          16,526          --            --          16,526
  Other comprehensive income:
    Unfunded pension loss.............         (154)              --              --        (154)           --            (154)
    Unrealized translation loss.......       (4,806)              --              --          --        (4,806)         (4,806)
                                           --------
Comprehensive income..................     $ 11,566
                                           ========
Dividends on common stock.............                            --         (12,448)         --            --         (12,448)
Capital contribution..................                         4,036              --          --            --           4,036
                                                           ---------       ---------       -----      --------       ---------
BALANCE, DECEMBER 31, 1997............                     $ 288,509        (119,800)       (577)      (20,439)        147,693
Comprehensive income 1998:
  Net income 1998.....................     $ 14,649               --          14,649          --            --          14,649
  Other comprehensive income:
    Unfunded pension gain.............           61               --              --          61            --              61
    Unrealized translation loss.......      (10,161)              --              --          --       (10,161)        (10,161)
                                           --------
Comprehensive income..................     $  4,549
                                           ========
Net Receivable from affiliate
  (Note 8)............................                       (42,907)             --          --            --         (42,907)
Adjustment (Note 20)..................                        (4,327)           (443)         --         1,856          (2,914)
Dividends on common stock.............                            --          (3,500)         --            --          (3,500)
                                                           ---------       ---------       -----      --------       ---------
BALANCE, DECEMBER 31, 1998............                     $ 241,275       $(109,094)      $(516)     $(28,744)      $ 102,921
Comprehensive income 1999:
  Net income 1999.....................     $ 13,595               --          13,595          --            --          13,595
  Other comprehensive income:
    Unfunded pension gain.............          509               --              --         509            --             509
    Unrealized translation gain.......        9,305               --              --          --      $  9,305           9,305
                                           --------
Comprehensive income..................     $ 23,409
                                           ========
Net Receivable from affiliate
  (Note 8)............................                       (58,366)             --          --            --         (58,366)
Dividends on common stock.............                            --         (71,751)         --            --         (71,751)
Capital contribution..................                       158,904              --          --            --         158,904
                                                           ---------       ---------       -----      --------       ---------
BALANCE, DECEMBER 31, 1999............                     $ 341,813       $(167,250)      $  (7)     $(19,439)        155,117
                                                           =========       =========       =====      ========       =========

        The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

    The Company is the leading designer, manufacturer and marketer of new inter-city coaches and related replacement parts for the North American market. To support these activities, the Company also sells and services used coaches and offers a comprehensive package of leasing and financing services to its customers.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    On June 16, 1999, in conjunction with the financial restructuring discussed in Note 3 to the consolidated financial statements, Transportation Manufacturing Operations, Inc. changed its corporate name to Motor Coach Industries International, Inc. ("MCII"). The accompanying consolidated financial statements include the accounts of MCII and Subsidiaries (the "Company"), which is an indirect, wholly owned subsidiary of MCII Holdings (USA), Inc. ("MCII Holdings"), which, as a result of the financial restructuring completed on June 16, 1999 and more fully discussed in Note 3 to the consolidated financial statements, is 61% owned by a group of investors controlled by Joseph
Littlejohn & Levy Fund III L.P. ("JLL Fund III"), an affiliate of Joseph Littlejohn & Levy, Inc. ("JLL"), and 39% owned by Consorcio G Grupo Dina S.A. de C.V. ("Grupo Dina"), a Mexican corporation. The Company is a manufacturer of motor coaches and a manufacturer and distributor of motor coach and transit bus replacement parts, with manufacturing facilities in the United States, Canada and Mexico. Sales are predominately to a diversified customer base, including independent operators, national fleet operators and government agencies.

    As a result of the financial restructuring discussed in Note 3 to the consolidated financial statements, MCII Holdings contributed its Dina Autobuses, S.A. de C.V. subsidiary ("Autobuses") to the Company at historical cost and some immaterial Mexican subsidiaries were transferred by the Company to Grupo Dina. The Company's consolidated financial statements include Autobuses for all periods presented, as this is a reorganization of entities under common control. All significant inter-company transactions have been eliminated.

    Certain reclassifications have been made to the financial statements of prior periods to conform to 1999 classifications.

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as contingent assets and liabilities disclosed in the financial statements. Actual results could differ from those amounts reported or disclosed.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSACTIONS

    As a means of reducing exposure to fluctuations in foreign currency exchange rates, the Company may enter into foreign exchange forward contracts to hedge certain firm and anticipated purchase commitments settled in foreign currencies (principally the Canadian dollar). The Company does not

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

engage in foreign currency speculation. The contracts do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Foreign currency transactions, that are not hedged, are converted at the exchange rates in effect at the date of the transaction. Any gain or loss resulting from the translation of such transactions is included in the income statement and was not material in any year. The Company did not enter into any such hedge transactions during 1998 or 1999.

INTANGIBLES

    Intangibles, which consist primarily of goodwill, are carried at cost less accumulated amortization of $33,631,000 at December 31, 1999 and $26,925,000 at December 31, 1998. Intangibles are amortized primarily on the straight-line method over the periods of expected benefit, generally, but not in excess of 40 years. The Company evaluates the carrying value of goodwill and other long-lived assets at each reporting period for possible impairment in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

INVENTORIES

    Inventories are generally stated at the lower of cost or market. Cost is generally determined on a first-in, first-out basis. Inventory of used coach are valued based on Managements estimates of current market value. The inventory value is reviewed periodially and adjusted as necessary.

NOTES RECEIVABLE

    Notes receivable are collateralized by coaches. Substantially all notes carry market floating rates of interest based on the creditworthiness of each individual purchaser. The allowance for uncollectible contracts is adjusted periodically based on an evaluation of individual contract collectibility.

PENSIONS AND OTHER BENEFITS

    Trusteed, noncontributory pension plans cover substantially all employees in the United States and Canada. Benefits for the noncontributory plans are based primarily on final average salary and years of service. Net periodic pension cost for the Company is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

    Under Mexican labor law, companies are liable for severance payments for all indemnities and seniority premiums to employees terminated under certain circumstances. Additionally, there is a liability for voluntary retirements as agreed in the union contract and a pension plan for the personnel. Indemnity payments are expensed as incurred. The liability for seniority premiums, pensions and severance payments is recorded as incurred based on actuarial computations determined by using the projected unit credit method.

    Certain employees in the U.S. and Canada are covered under defined benefit post retirement plans that provide medical and life insurance for eligible retirees and dependents. The net periodic post-retirement benefit cost for the Company is based on the provisions of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions."

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

Buildings and leasehold improvements........................   3% to 25%
Assets held for lease.......................................  10% to 20%
Machinery and equipment.....................................   8% to 33%

RESEARCH AND DEVELOPMENT

    Research and development expenses, net of contributions, are charged to income as incurred.

    Autobuses has a trust arrangement to earmark deductible funds for research and development of technology. Autobuses is authorized to use these funds for specific purposes and the fund may be increased by future contributions or by fund earnings. The fund was established in 1990 and no subsequent cash contributions were made. The balance of the fund at December 31, 1999 and 1998 was $0 and $1,543,000 respectively, and was included in other assets.

REVENUE RECOGNITION

    Sales are generally recognized on shipment of product to customers. Price allowances are recorded at the time of sale. An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivable portfolio. Allowances for losses on receivables are charged to expense as appropriate. In 1997, the Company delivered coaches with related revenues of $6,918,000 and earnings before taxes of $1,187,000 that were omitted from revenues and income because they involved guaranteed residual values of approximately $3,700,000. These coaches are being accounted for on a lease basis and will be recognized in revenues and income over periods ranging from 2 to 15 years. During 1999 and 1998, the Company did not enter into any transactions that require deferral.

WARRANTY

    In the United States and Canada, an accrual for warranty claims is made at the time of sale. This accrual is based on management's estimate of future warranty liabilities and is charged to operations. Actual warranty expenditures are charged to the accrual as incurred. The accrual is reviewed periodically for adequacy and adjustments are recorded if necessary.

    In Mexico the suppliers of components pay most warranty costs. Accordingly, the exposure is not material.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement is effective for the Company beginning January 1, 2001. The Company anticipates that the adoption of SFAS
No. 133 will not have a significant effect on the results of operations or financial condition of the Company.

NOTE 3. FINANCIAL RESTRUCTURING

    As of December 31, 1998, MCII had a $170 million U.S. senior revolving credit facility (the "Senior credit facility") with a nine-bank syndicate to finance working capital and other general corporate needs. This facility expired on October 1, 1999, and the lenders indicated that they were not willing to extend its maturity. In addition, during 1998, the Company was required to reduce existing long-term debt obligations by $50 million, consisting of a $25 million principal payment on MCII's senior term notes due 2002, a $12 million reduction in its Canadian bank credit facility, and a $13 million principal payment on the pre-export notes due in 1999.

    As a result of the debt reductions during 1998 and the additional debt obligations and working capital requirements for 1999, the Company did not expect to generate sufficient cash flow from operations to fund both short- term requirements and meet the required expiration of the senior credit facility.

    On March 18, 1999, the Company engaged CIBC World Markets Corp. (formerly CIBC Oppenheimer Corp.) and its affiliates (collectively "CIBC") to act as the Company's lead bank agent, financial advisor, placement agent, and/or underwriter to undertake a financial restructuring of the debt obligations of the Company and Grupo Dina.

    On April 19, 1999, MCII executed an agreement with CIBC for the issuance of $40 million of senior subordinated increasing rate notes ("IRNs"), due
December 31, 1999, (subject to extension to March 31, 2000). This bridge financing was used by MCII to meet its short-term working capital requirements during the financial restructuring process.

    In addition to the bridge financing, the Company, in association with CIBC, developed and executed a financial restructuring plan to refinance substantially all of the indebtedness of Grupo Dina, the Company, and their respective subsidiaries.

    On May 14, 1999, Grupo Dina commenced a tender offer and consent solicitation relating to all of the approximately $206.5 million aggregate principal amount of outstanding senior secured discount notes due 2002 (the "Discount Notes") issued by Grupo Dina and MCII Holdings. Grupo Dina also commenced a tender offer and consent solicitation relating to all of the $35.0 million aggregate principal amount of outstanding senior secured guaranteed notes due 2000 (the "Guaranteed Notes") issued by its wholly-owned subsidiary, Dina Trucks (USA), L.L.C., and guaranteed by Grupo Dina and Dina Camiones, S.A. de C.V.

    The consideration for each Discount Note and Guaranteed Note tendered and accepted for payment was (a) $980 per $1,000 of Notes, plus (b) a consent payment of $20 per $1,000 of Notes, plus (c) accrued interest through the settlement date.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

    On June 16, 1999, holders of approximately 99.97% of the outstanding Discount Notes tendered their notes for payment pursuant to the tender offer. The remaining Discount Notes were redeemed by the Company. On June 16, 1999, all Guaranteed Notes were tendered for payment pursuant to the tender offer.

    On June 16, 1999, the Company also completed a series of transactions to re-capitalize and restructure substantially all of the indebtedness of the Company and Grupo Dina and their subsidiaries, including:

(a) MCII Holdings redeemed a portion of its outstanding common stock from Grupo Dina for total proceeds of $328 million. Grupo Dina used $256.6 million of the proceeds to conclude the above tender offers and retained $71.4 million in cash;

(b) An investment group led by Joseph Littlejohn & Levy Fund III L.P. ("JLL Fund III"), a private equity partnership, made an equity contribution of $125 million in MCII Holdings. MCII Holdings also issued warrants to JLL Fund III to purchase up to an additional 10% of its common stock on a fully dilutive basis. In addition, MCII Holdings issued senior notes due 2010 in an amount of $50 million to the new equity investors. MCII Holdings subsequently made a capital contribution of the total proceeds of $175 million to MCII. As a result of the equity investment and redemption, the investment group led by JLL became a 61% majority owner of MCII Holdings and Grupo Dina became a 39% minority stockholder;

(c) MCII issued $152.3 million of Senior Subordinated Notes due 2009 at a discount of 98.5755% to yield total cash proceeds of $150.1 million. The notes are not secured by any collateral and rank junior to any of the Company's other senior debt but equal to any future senior subordinated debt issuance. The Company has a right to buy back some or all of the notes prior to their due date subject to certain limitations and premium provisions as specified in the agreement; and

(d) MCII entered into a new senior secured credit facility in the total amount of $445 million, consisting of $333 million in Term B loans due 2006 drawn on the June 16, 1999 closing date. Additionally, a $112 million revolving credit facility due 2005 is available. The agreement contains financial covenants that the Company will not exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. The agreement also contains a mandatory prepayment provision based upon a free cash flow formula as specified in the agreement. The prepayment provision calls for any prepayment made to be first applied to the term loans and then to the loans made under the revolving credit agreement. The facility provides for variable rates of interest based upon certain specified formulas that include a base rate of interest and an applicable margin based upon a calculation of the Company's consolidated total leverage ratio. The Company also pays a 0.5% annualized facility fee on the daily unused portion of the revolving credit agreement. The credit facility calls for interest payments and payment of the facility fee to be paid at the end of each calendar quarter. The term loan agreement also calls for a principal payment of $832,500 due at the end of each calendar quarter commencing on September 30, 1999 and ending on March 31, 2006. A final principal payment of $310,522,500, plus accrued interest, is due on June 16, 2006. It is the Company's intention to fund its quarterly term loan principal obligations through the senior secured credit facility. Therefore, the current portion of this term loan is classified as long term.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

    In addition to the debt repurchased pursuant to the tender offers, MCII repaid substantially all of its outstanding indebtedness including:

(a) The $40 million of IRN's along with $0.2 million of accrued interest and $0.2 million of redemption premiums;

(b) The existing U.S. revolving credit facility in a total amount of $165.5 million (including outstanding letters of credit) due to mature on October 1, 1999, along with $0.5 million of accrued interest and $0.2 million of redemption premiums;

(c) The $100 million of 9.02% Senior Notes due 2002, along with $0.4 million of accrued interest and a prepayment premium of approximately $5.3 million.

    In connection with the debt refinancings, the following restructuring transactions and agreements were also consummated:

(a) MCII Holdings transferred Autobuses to MCII and a portion of the proceeds of the refinancing was used to repay Autobuses' outstanding credit facilities of $14.2 million;

(b) MCII Holdings and certain of its subsidiaries transferred certain indirect subsidiaries, including Autopartes Hidalguenses, S.A. de C.V., Carroceria Sahagun, S.A. de C.V., Mexicana de Manufacturas Especiales, S.A. de C.V., and Universal Coach Parts Mexico, S.A. de C.V. (UCP Mexico) to certain subsidiaries of Grupo Dina and MCII canceled a $7.3 million receivable from UCP Mexico;

(c) One of our Canadian subsidiaries entered into a sale-leaseback transaction with Grupo Dina for tooling and equipment located at the facility on St. Matthews Street in Winnipeg, Manitoba. The market value of the tooling and equipment at the facility was between $2 million and $4 million and the transfer price and lease payments were for nominal amounts.

(d) Autobuses transferred to Grupo Dina a group of transit buses that are leased to a company affiliated with Grupo Dina, together with the related lease rights;

(e) Autobuses agreed to transfer certain undeveloped land to a subsidiary of Grupo Dina in exchange for land and buildings required for ongoing operations;

(f) MCII acquired certain royalty-free rights to use the Dina name and trademarks in marketing inter-city coaches;

(g) Grupo Dina, through its subsidiaries, acquired rights, subject to certain conditions, to supply various manufactured parts and components to the operating subsidiaries of MCII; and

(h) Grupo Dina agreed to perform certain transitional services for MCII and its operating subsidiaries.

NOTE 4. COST OF SALES INVENTORY VALUATION CHARGE

    The Company recorded a non-cash inventory charge of $21.0 million in the second quarter of 1999. $15.0 million of this charge was recorded to adjust the inventory of used coaches to reflect a change in asset management strategy implemented by the new management, brought in by the new equity investors, in response to the changing dynamics of the marketplace. The remaining
$6.0 million charge was recorded to rationalize the inventory of replacement parts in conjunction with a revised plan developed during the second quarter of 1999 to consolidate the Company's replacement parts distribution activities into a single location.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 5. EXTRAORDINARY LOSS

    The Company recorded a $2.6 million after-tax ($4.2 million pre-tax) extraordinary charge associated with the early retirement of debt in connection with the financial restructuring. The charge consists primarily of early redemption premiums and other financing costs incurred, partially offset by a gain resulting from the recognition of unamortized swap accretion deferred credits.

NOTE 6. GAIN ON SALE OF INVESTMENT

    In 1993, the Company purchased a 10% ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA"), a Mexican coach manufacturing company, for $6,000,000. In December 1994, the Company distributed the MASA shares to Grupo Dina as a dividend. In December 1995, the Company repurchased the MASA shares directly from Grupo Dina for $1,200,000. In 1996, the Company evaluated the realizability of its investment in MASA, and, due to the continuing operating losses of MASA and prolonged weakness in the Mexican economy, wrote off the investment, resulting in a pre-tax loss of $1,200,000.

    In 1998, the Company sold its interest in MASA for $7,000,000 less reimbursement of fees and expenses of $2,000,000 paid to Grupo Dina.

NOTE 7. BUSINESS INTERRUPTION INSURANCE RECOVERIES

    During 1997, flooding along the Red River caused significant operating disruptions at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities. As a result, the Company filed insurance claims seeking recovery of various out-of-pocket costs and business interruption losses. Partial recoveries of $500,000 and $500,000 were received in 1998 and 1997, respectively. In early 1999, the Company reached a settlement of its claim for business interruption for a total of $8,962,000.

NOTE 8. NET RECEIVABLE FROM AFFILIATES

    In 1999, as a result of the financial restructuring, the Company forgave $58,366,000 of net receivables due it from Grupo Dina companies and MCII subsidiaries that were contributed to Grupo Dina as part of the restructuring. The forgiveness resulted in a $58,366,000 charge against additional capital in stockholder's equity.

    During 1998 the Company took a net charge of $42,907,000 against additional capital in stockholder's equity to reflect the write off of net receivables from Grupo Dina.

NOTE 9. INVENTORIES

    Inventories at December 31 consisted of the following:

                                                             1999         1998
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Raw materials...........................................   $ 42,865     $ 38,287
Work in process.........................................     41,513       42,487
Finished goods..........................................    163,634      171,501
                                                           --------     --------
                                                            248,012      252,275
Inventories reserve.....................................    (30,929)     (26,410)
                                                           --------     --------
                                                           $217,083     $225,865
                                                           ========     ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 10. NOTES RECEIVABLE

    Notes receivable at December 31 consisted of the following:

                                                            1999          1998
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS)
Notes receivable, at contract amount....................  $77,074       $47,693
Less: allowance for uncollectible contracts.............   (1,820)       (1,745)
                                                          -------       -------
Notes receivable, net...................................   75,254        45,948
Less current portion....................................  (17,483)      (10,548)
                                                          -------       -------
Long-term notes receivable..............................  $57,771       $35,400
                                                          =======       =======

    Scheduled annual maturities of note receivables at December 31, 1999, were:

                            (DOLLARS IN THOUSANDS)
                                                                     2005 AND
2000                      2001       2002       2003       2004     THEREAFTER
----                    --------   --------   --------   --------   ----------
       $17,483          $ 9,453    $ 9,244    $ 9,109    $ 9,243     $ 22,542

NOTE 11. PROPERTY, PLANT & EQUIPMENT

    Property, Plant and equipment at December 31, consisted of the following:

                                                     1999              1998
                                                 ------------      ------------
                                                    (DOLLARS IN THOUSANDS)]
Land...........................................  $      7,567      $      5,183
Building and Improvements......................        51,996            45,831
Machinery and Equipment........................        66,973            60,657
Assets held for lease..........................        31,514            31,132
                                                 ------------      ------------
                                                      158,050           142,803
Less accumulated depreciation and
  amortization.................................       (47,580)          (40,007)
                                                 ------------      ------------
                                                 $    110,470      $    102,796
                                                 ============      ============

    Depreciation and amortization expense for property, plant and equipment was $16,990,000 $17,001,000 and $14,072,000 for the years ended December 31, 1999
1998 and 1997, respectively.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 12. LONG-TERM DEBT

    Below is a schedule of outstanding debt as of December 31,1999 and 1998:

                                                             1999         1998
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
11 1/4% senior subordinated notes, due 2009.............   $152,250     $     --
Borrowings under senior secured credit facility:........                      --
  Term loan B, due 2006.................................    331,335           --
  Revolving credit agreement, due 2005..................     55,000           --
Senior secured discount notes, due 2002.................         --      206,500
United States bank credit facility......................         --      137,000
9.02% senior notes, due 2002............................         --      100,000
Pre-export notes, due 1999..............................         --       22,000
BancoMext export loan facility..........................         --        8,594
Other notes payable.....................................         --          371
                                                           --------     --------
Total...................................................   $538,585     $474,465
Less unamortized discount on 11 1/4% senior subordinated
  notes.................................................     (2,051)          --
                                                           --------     --------
Total...................................................   $536,534     $474,465
                                                           ========     ========

                                                          (DOLLARS IN THOUSANDS)

The long-term debt as of December 31, 1999 is due:
  2000......................................................          $     --
  2001......................................................                --
  2002......................................................                --
  2003......................................................                --
  2004......................................................                --
  2005 and thereafter.......................................           536,534
                                                                      --------
Total.......................................................          $536,534
                                                                      ========

    On June 16, 1999, the Company completed a major financial restructuring where the Company issued $152.3 million of senior subordinated notes and also entered into a $445 million secured credit agreement.

    The 11.25% senior subordinated notes were issued at a discount of 98.5755 so as to yield cash proceeds of $150.1 million. Interest payments are twice a year, on each May 1 and November 1, and began on November 1, 1999. The notes are not secured by any collateral and rank junior to any of the Company's other senior debt but equal to any future senior subordinated debt issuance. The Company has a right to buy back some or all of the notes prior to their due date, subject to certain limitations and premium provisions as specified in the agreement. These notes contain certain non-financial covenants for which the Company was in compliance at December 31, 1999.

    The $445 million secured credit agreement consists of $333 million of term loans and a $112 million revolving credit facility. The Company has pledged substantially all of its assets under these agreements. This agreement contains financial covenants that the Company will not exceed certain leverage ratios or fall below certain interest coverage ratios. As of December 31, 1999, the Company is in compliance with all such covenants. The credit agreement also contains a mandatory prepayment provision based upon a free cash flow formula as specified in the agreement. The prepayment provision calls for any prepayments made to be first applied to the term loans and then to

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

the loans made under the revolving credit agreement. The Company has reviewed the formula and does not have an additional prepayment required as of December 31, 1999.

    The $333 million of the term loans are variable rate loans with accrued interest plus a principal payment of $832,500 due at the end of each calendar quarter, which began on September 30, 1999 and will end on March 31, 2006. A final principal payment of $310.5 million, plus accrued interest, is due on June 16, 2006. The variable rate of interest is based upon certain formulas stated in the agreement, which includes a base rate of interest and an applicable margin based upon a calculation of the Company's consolidated total leverage ratio. As of December 31, 1999, the average effective interest rate on $331.3 million of outstanding borrowings was 9.38%.

    The $112 million revolving credit agreement due 2005 provides the Company with the ability to borrow funds as needed at variable rates of interest based upon certain formulas stated in the agreement that includes a base rate of interest and an applicable margin based upon a calculation of the Company's consolidated total leverage ratio. The Company also pays a 0.5% facility fee on the unused portion of the revolving credit agreement. As of December 31, 1999, the Company had $55 million in outstanding borrowings at an average effective interest rate of 10.1%.

    As of December 31, 1999, the Company had approximately $3.3 million of current outstanding debt that the Company has reclassified to non-current since it is the Company's intention to refinance the debt and it has the ability to do so under its revolving credit agreement. Outstanding debt at December 31, 1998 has been classified in accordance with the terms and provisions of the new debt outstanding as of June 16, 1999.

    On April 19, 1999, the Company executed an agreement with CIBC Oppenheimer for the issuance of $40 million of senior subordinated increasing rate notes ("IRN's") due December 31, 1999. These IRN's were repaid along with approximately $0.2 million of accrued interest and with approximately a $0.2 million premium as part of the financial restructuring.

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

    As of December 31, 1998, the Company had $100 million of outstanding 9.02% Senior Notes. As part of the financial restructuring on June 16, 1999, the Company repaid the Senior Notes along with approximately $0.4 million of accrued interest and a prepayment premium of approximately $5.3 million.

    As of December 31, 1998, the Company had approximately $206.5 million of outstanding senior secured discount notes issued by Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") and the Company. On June 16, 1999, the Company repaid $206.5 million and $14.5 million of accrued interest as part of the financial restructuring. The Company also repaid $35.0 million of the Dina Truck Notes and $0.6 million of accrued interest as a part of the financial restructuring.

    As of December 31, 1998, the Company had borrowings of approximately
$8.6 million under a $30 million dollar credit facility to Dina Autobuses S.A. de C.V. ("Autobuses"), a wholly owned subsidiary, at the time, of Grupo Dina, for the purpose of financing export sales, through the National Bank Foreign Trade S.N.C. ("BancoMext"). On June 16, 1999, the Company repaid its current outstanding borrowings of $14.0 million in addition to $0.1 million of accrued interest.

    Interest paid in the years ended December 31, 1999, 1998 and 1997 was $49,802,000, $24,858,000 and $26,067,000.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of the estimated fair value of financial instruments have been determined by using available market information and the valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

    The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of the notes receivable approximates fair value because a significant portion of the notes receivable is variable rate notes rather than fixed rate notes. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 were as follows:

                                         1999                           1998
                             ----------------------------   ----------------------------
                             CARRYING AMOUNT   FAIR VALUE   CARRYING AMOUNT   FAIR VALUE
                             ---------------   ----------   ---------------   ----------
                                               (DOLLARS IN THOUSANDS)
Debt.......................      $536,534       $538,103        $474,645       $445,284

    The fair value of the 11.25% Senior Subordinated Notes was estimated by using the value the notes were priced at on December 31, 1999. The carrying value of the other long term debt approximates fair value because the debt is based on variable rates of interest.

NOTE 14. INCOME TAXES

    The U.S. operations of the Company are included in the consolidated and other applicable U.S. income tax returns of the Company. Tax returns for the Canadian and Mexican entities are filed separately in Canada and Mexico.

    Income (loss) before taxes and extraordinary items in the United States, Canada, and Mexico for the years ended December 31, was as follows:

                                                   1999       1998       1997
                                                 --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
United States..................................  $(15,298)  $ 33,163   $ 21,753
Canada.........................................    34,792     41,145     23,671
Mexico.........................................     6,380     (2,675)    14,005
Non deductible interest from push down of
  debt.........................................   (11,601)   (25,194)   (21,635)
                                                 --------   --------   --------
Total income before income taxes...............  $ 14,273   $ 46,439   $ 37,794
                                                 ========   ========   ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14. INCOME TAXES (CONTINUED)
    Income tax expense (benefit) for the years ended December 31 was comprised of the following:

                                                    1999       1998       1997
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Current:
  United States:
    Federal.....................................  $ (9,026)  $14,661    $ 8,435
    State.......................................    (1,213)    3,665      1,806
  Foreign.......................................    17,259    18,288      9,654
                                                  --------   -------    -------
                                                     7,020    36,614     19,895
                                                  --------   -------    -------

Deferred:
  United States:
    Federal.....................................     8,224    (3,812)      (351)
    State.......................................     1,108      (706)      (195)
  Foreign.......................................   (18,288)     (306)     1,919
                                                  --------   -------    -------
                                                    (8,956)   (4,824)     1,373
                                                  --------   -------    -------
Total income tax expense........................  $ (1,936)  $31,790    $21,268
                                                  ========   =======    =======

    A reconciliation of the provision for income taxes and the amount computed using statutory federal income tax rates on income before income taxes is set forth below:

                                                    1999       1998       1997
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Computed income tax provision at statutory rate
  of 35%........................................  $  4,996   $16,254    $13,228
Non deductible interest expense from push down
  of debt.......................................     6,891     8,818      7,572
State income taxes..............................       (80)    1,923      1,057
Canadian tax differences........................     2,179     2,601      1,126
Mexican tax differences.........................   (17,836)      690     (3,970)
Foreign dividend received.......................        --        --      1,160
Intangible amortization.........................     1,482     1,778      1,425
Other, net......................................       432      (274)      (330)
                                                  --------   -------    -------
Total income tax expense (benefit)..............  $ (1,936)  $31,790    $21,268
                                                  ========   =======    =======

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14. INCOME TAXES (CONTINUED)
    Deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31 consisted of the following:

                                                           1999          1998
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Property, plant, and equipment.......................  $  8,860      $  6,767
  Pension and other benefits...........................     6,859         7,650
  Allowances and reserves for losses...................    21,425        21,500
  Net operating loss carry forward.....................    23,530        15,040
  Alternative minimum tax carry forward................        --         7,901
  Deferred state income taxes..........................     1,643         1,876
  Inventories..........................................     3,112         4,062
  Other................................................     1,106         4,938
                                                         --------      --------
Total gross deferred tax assets........................    66,535        69,734
  Valuation allowance..................................   (15,070)      (37,711)
                                                         --------      --------
Total deferred tax assets..............................  $ 51,465      $ 32,023
                                                         --------      --------

Deferred tax liabilities:
  Property, plant, and equipment.......................    (7,721)       (6,996)
  Intangibles..........................................    (7,462)       (5,964)
  Installment sales....................................      (303)         (309)
  Deferred start-up costs..............................    (2,349)       (3,792)
  Other................................................       (59)         (464)
                                                         --------      --------
Total gross deferred tax liabilities...................   (17,894)      (17,525)
                                                         --------      --------
Net deferred tax asset.................................  $ 33,571      $ 14,498
                                                         ========      ========

    SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. Prior to the fourth quarter of 1999, the Company had a valuation allowance against the entire net deferred tax asset for Mexico as it was more likely than not that the deferred tax asset would not be realized. The Company reduced the valuation allowance in the fourth quarter of 1999, as it now believes that a portion of the deferred tax asset will be realized. The Mexico net operating loss remains fully reserved.

    Income taxes paid in the years ended December 31, 1999, 1998 and 1997 were, $29,126,000, $12,907,000 and $10,814,000 respectively.

    The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Canada Customs and Revenue Agency ("CCRA"). Authorities have proposed imputing additional income related to transactions with a U.S. based subsidiary of the Company. CCRA has issued a formal reassessment on the 1985 return. The Company has filed a notice of objection for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $24,000,000 plus interest of approximately $56,000,000 through December 31, 1999 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 14. INCOME TAXES (CONTINUED)
could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Grupo Dina's purchase price on acquiring MCII Holdings, resulting in an increase of purchase goodwill. (If the ultimate liability were $80,000,000, then approximately $48,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that CCRA's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

    The Company has not provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. The undistributed earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign withholding taxes would be imposed; however, foreign tax credits would become available to substantially reduce any resulting U.S. income tax liability.

NOTE 15. PENSION BENEFITS

    The Company sponsors various retirement plans for most full-time employees. Benefits of the plans are generally based on years of service and employees' compensation during the final years of employment. In 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits," which the Company adopted as of December 31, 1998.

    The Company, during 1999, terminated the Company's one unqualified pension plan resulting in a curtailment loss of $179,000 realized in 1999. While the participants in the plan at the time of termination will continue to receive benefits, all benefits are frozen and no future benefits will be accrued.

    The components of net periodic pension costs are summarized in the following table:

                                                    UNITED STATES                        CANADA
                                            ------------------------------   ------------------------------
                                              1999       1998       1997       1999       1998       1997
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Service cost benefits earned during the
  period..................................    1,409    $ 1,214    $ 1,028     $  590     $  485     $  475
Interest cost on projected benefit
  obligation..............................    1,874      1,705      1,451        517        427        435
Expected return on plan assets............   (1,752)    (1,511)    (1,363)      (727)      (621)      (597)
Amortization of prior service cost........      510        510        510         22          3          4
Amortization of transition obligation.....      (11)       (11)       (11)        (2)        (2)        (2)
Recognized net actuarial loss.............       34        100         (4)         2                    17
Curtailment Loss..........................      179         --         --         --         --         --
                                            -------    -------    -------     ------     ------     ------
Net pension cost..........................  $ 2,243    $ 2,007    $ 1,611     $  402     $  292     $  332
                                            =======    =======    =======     ======     ======     ======

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 15. PENSION BENEFITS (CONTINUED)
    The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

                                                              UNITED STATES            CANADA
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Change in Pension Benefit Obligation:
Benefit obligation as of January 1.......................  $27,060    $22,557    $ 7,081     $6,407
Service cost.............................................    1,409      1,214        590        485
Interest cost............................................    1,874      1,706        517        427
Actuarial (gain) loss....................................   (3,649)     2,133       (679)       495
Amendments...............................................       --         --        364         --
Plan participant contributions...........................       --         --         28         --
Benefit paid.............................................     (928)      (550)      (454)      (280)
Curtailment..............................................     (472)        --         --         --
Foreign currency rate change.............................       --         --        433       (453)
                                                           -------    -------    -------     ------
Benefit obligation as of December 31.....................  $25,294    $27,060    $ 7,880     $7,081
                                                           =======    =======    =======     ======

Change in Plan Assets:
Fair value of plan assets at beginning of year...........  $22,472    $18,034    $ 7,763     $7,205
Actual return on plan assets.............................    2,235      4,588      1,213        831
Employer contribution....................................      618        400        503        510
Plan participants contributions..........................       --         --         28         --
Benefits paid............................................     (693)      (550)      (454)      (280)
Foreign currency rate change.............................       --         --        499       (503)
                                                           -------    -------    -------     ------
Fair value of plan assets at end of year.................  $24,632    $22,472    $ 9.552     $7,763
                                                           =======    =======    =======     ======

Funded Status:
Funded status at end of year.............................  $  (662)   $(4,587)   $ 1,672     $  682
Unrecognized transition obligation.......................      (34)       (45)        12          9
Unrecognized net actuarial (gain)/loss...................   (5,995)    (1,357)      (930)       256
Unrecognized prior service cost..........................        2        691        386         32
                                                           -------    -------    -------     ------
Prepaid (accrued) benefit cost...........................  $(6,689)   $(5,298)   $ 1,140     $  979
                                                           =======    =======    =======     ======

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 15. PENSION BENEFITS (CONTINUED)
    The Company has one pension plan for which the employer must recognize an additional minimum liability in accordance with the provisions of paragraph 36 of Statement 87.

                                                              UNITED STATES            CANADA
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Amounts Recognized in the Statement of Financial Position
  Consist of:
Prepaid benefit cost.....................................  $    50    $    38    $ 1,142    $   981
Accrued benefit liability................................   (6,750)    (6,821)        (2)        (2)
Intangible asset.........................................       --        691         --         --
Accumulated other comprehensive income (pretax)..........       11        794         --         --
                                                           -------    -------    -------    -------
Net amount recognized....................................  $(6,689)   $(5,298)   $ 1,140    $   979
                                                           =======    =======    =======    =======

    Weighted average assumptions used were:

                                                             UNITED STATES                        CANADA
                                                     ------------------------------   ------------------------------
                                                       1999       1998       1997       1999       1998       1997
                                                     --------   --------   --------   --------   --------   --------
Discount rate for obligation.......................    7.8%       6.8%       7.0%       7.5%       6.8%       7.0%
Rate of increase in compensation...................    4.8%       4.0%       4.0%       4.0%       4.0%       4.0%
Long-term rate of return on assets.................    9.5%       9.5%       9.5%       9.5%       9.5%       9.5%

    The Company also has defined contribution plans for certain employees. Company contributions in the years ended December 31, 1999, 1998 and 1997 were $470,000, $472,000 and $623,000 in the U.S. and $1,133,000, $1,147,000 and
$950,000 in Canada, respectively.

NOTE 16. MEXICAN EMPLOYEE BENEFITS

    Net periodic pension cost for the two years ended December 31 included the following components:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Service cost benefits earned during the period.........    $128      $  57      $  96
Interest cost on projected benefit obligation..........     477        456        574
Expected return on plan assets.........................      --       (666)      (808)
Net amortization and deferral..........................     (51)       (51)       (66)
                                                           ----      -----      -----
Net pension cost.......................................    $554      $(204)     $(204)
                                                           ====      =====      =====

    The Company, under Mexican labor laws, is able to withdraw funds from a pension trust and use them for other purposes. During the first quarter Grupo Dina withdrew the funds held by the trust and used the funds to pay-off existing indebtedness of Grupo Dina.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 16. MEXICAN EMPLOYEE BENEFITS (CONTINUED)
    The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

                                                             1999          1998
                                                           --------      --------
                                                           (DOLLARS IN THOUSANDS)
Change in Pension Benefit Obligation:
Benefit obligation as of January 1.......................  $ 2,212        $2,845
Service cost.............................................      128            57
Interest cost............................................      477           456
Actuarial gain...........................................       56          (612)
Benefits paid............................................       --           (17)
Foreign currency rate change.............................      111          (517)
                                                           -------        ------
Benefit obligation as of December 31.....................  $ 2,984        $2,212
                                                           =======        ======

Change in Plan Assets:
Fair value of plan assets at beginning of year...........  $ 2,999        $3,700
Actuarial gain in rate...................................       --          (668)
Actual return on plan assets.............................       --           666
Benefits paid............................................       --           (17)
Foreign currency rate change.............................       --          (682)
Withdrawal of plan assets................................   (2,999)           --
                                                           -------        ------
Fair value of plan assets at end of year.................  $    --        $2,999
                                                           =======        ======

Funded Status:
Funded status at end of year.............................  $(2,984)       $  787
Unrecognized net actuarial gain..........................      303          (802)
Unrecognized prior service cost..........................     (802)           52
                                                           -------        ------
Prepaid (accrued) benefit cost...........................  $(3,483)       $   37
                                                           =======        ======

                                                              1999          1998
                                                            --------      --------
Weighted average assumptions used were:
Discount rate for obligation..............................    17.4%         24.0%
Rate of increase in compensation..........................    14.0%         18.6%
Long-term rate of return on assets........................    19.1%         25.7%

NOTE 17. POST-RETIREMENT BENEFITS

    The Company has defined post retirement benefit plans that provide medical and life insurance benefits for eligible retirees and dependents. In 1998, the Financial Accounting Standards Board issued SFAS 132, "Employers' Disclosures about Pensions and other Post retirement Benefits," which the company adopted as of December 31, 1998.

    Effective at the end of 1999, the Company terminated its remaining active post-retirement medical plan covering employees in the replacement parts division. Any participant receiving benefits under the

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 17. POST-RETIREMENT BENEFITS (CONTINUED) plan at the time of termination will continue to receive benefits, but no new people will be eligible to receive benefits under the plan. As a result of the termination of this plan the Company recorded a gross curtailment gain of $4,596,000 and a curtailment gain net of current year post-retirement expenses of $3,347,000 as illustrated in the table below.

    The net periodic post retirement benefit cost for the years ended December 31 included the following components:

                                                             UNITED STATES                        CANADA
                                                     ------------------------------   ------------------------------
                                                       1999       1998       1997       1999       1998       1997
                                                     --------   --------   --------   --------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Service cost.......................................  $   568     $  563      $531       $ 17       $21        $24
Interest cost......................................      634        574       453         18        18         25
Amortization of prior service cost.................       (3)        (3)       (3)        --        --         --
Recognized net actuarial (gain)/loss...............       --        (39)       (5)        --        --          2
Curtailment (gain)/loss............................   (4,546)        --        --         --        --         --
                                                     -------     ------      ----       ----       ---        ---
Net periodic benefit cost (income).................  $(3,347)    $1,095      $976       $ 35       $39        $51
                                                     =======     ======      ====       ====       ===        ===

    The following tables summarize post-retirement benefit obligations and funded status as of December 31:

                                                  UNITED STATES            CANADA
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Change in Postretirement Benefit United
  States and Canada Obligations:
Benefit obligation as of January 1...........   $9,575     $7,942     $  274     $ 278
Service cost.................................      568        563         17        21
Interest cost................................      634        574         18        18
Amendments...................................       --         (3)        --        --
Actuarial (gain)/loss........................   (1,538)       660        (30)       --
Benefits paid................................     (161)      (161)       (14)      (25)
Curtailment (gain) loss......................   (4,546)        --         --        --
Foreign currency rate change.................       --         --         15       (18)
                                                ------     ------     ------     -----
Benefit obligation as of December 31.........   $4,532     $9,575     $  280     $ 274
                                                ======     ======     ======     =====

                                                UNITED STATES            CANADA
                                             -------------------   -------------------
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Funded Status:
Funded status at end of year...............  $(4,532)   $(9,575)    $ (280)    $(274)
Unrecognized net actuarial (gain)/loss.....   (1,463)        87        (22)      (21)
Unrecognized prior service cost............       --        (15)        --        --
                                             -------    -------     ------     -----
Accrued benefit cost.......................  $(5,995)   $(9,503)    $ (302)    $(295)
                                             =======    =======     ======     =====

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 17. POST-RETIREMENT BENEFITS (CONTINUED)
    The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation ("APBO") for the Company's U.S. operations was 9.0% as of December 1999, declining by 1.0% per year to 5.0% by the year 2002 and remaining at that level thereafter for retirees below the age 65, and 6.5% as of December 31, 1998, declining by 0.5% per year to 5.0% by the year 2002 and remaining at that level thereafter for retirees above age 65. A one percentage-point change in the assumed health-care-cost trend rate would have the following effects:

                                                              ONE PERCENTAGE   ONE PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.....      $  107          $   (83)
Effect on post retirement benefit obligation................      $1,630          $(1,300)

    The post retirement benefit obligation of the Company's Canadian operations does not contain a health care component.

NOTE 18. LEASE OBLIGATIONS

    Certain warehouses, offices, and equipment are leased under leases expiring through the year 2014 with some of the leases providing for renewal options. Leases, which expire, are generally renewed or replaced by similar leases.

    At December 31, 1999, future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year were as follows:

                                                                 2005 AND
   2000        2001         2002         2003         2004      THEREAFTER
----------  ----------   ----------   ----------   ----------   ----------
$5,076,367  $4,520,572   $3,625,757   $2,067,601   $1,763,238   $5,339,116

    Total rental expenses for the years ended December 31, 1999, 1998 and 1997 were $4,354,000, $4,068,000 and $3,384,000 respectively.

NOTE 19. COMMON STOCK

    The Company is a wholly owned subsidiary of MCII Holdings, Inc., which is a wholly owned subsidiary of MCII Holdings (USA), Inc. Prior to the completion of the financial restructuring, MCII Holdings (USA), Inc. was a wholly owned subsidiary of Grupo Dina. On June 16, 1999, as a part of the financial restructuring, a 61% equity interest of MCII Holdings (USA), Inc. was purchased by an investment group led by Joseph Littlejohn and Levy Fund III LP ("JLL"). As part of the transaction, the investment group led by JLL received warrants to purchase up to 10% of the fully diluted common stock of MCII Holdings
(USA), Inc. These warrants are immediately exercisable at a price of $204.918 per share, which is equivalent to the price per share that JLL invested in MCII Holdings (USA), Inc.

NOTE 20. EQUITY CONSOLIDATION ADJUSTMENT

    In 1998, the Company made a $2,914,000 Stockholder's Equity adjustment that corrected an immaterial prior period accounting error occurring in a consolidation adjustment of a subsidiary company.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 21. CHANGES IN OTHER OPERATING ACTIVITIES

    Changes in other operating activities as of December 31, 1999, 1998 and 1997 consisted of:

                                                  1999       1998       1997
                                                --------   --------   ---------
                                                    (DOLLARS IN THOUSANDS)
Decrease (increase) in accounts receivable....  $(29,619)  $(44,121)  $ (25,839)
Decrease (increase) in inventories............   (15,892)    28,263     (69,006)
Increase (decrease) in accounts payable.......     7,549     13,819      26,525
Increase (decrease) in accrued income taxes...   (27,625)    25,245       2,916
All other changes, net........................    (3,427)   (11,798)    (51,922)
                                                --------   --------   ---------
  Changes in other operating activities.......  $(69,014)  $ 11,408   $(117,326)
                                                ========   ========   =========

NOTE 22. RELATED PARTY TRANSACTIONS

    Related party transactions for the years ended December 31 were as follows:

                                                     1999       1998       1997
                                                   --------   --------   --------
                                                       (DOLLARS IN THOUSANDS)
Purchases from affiliated companies:
  Goods..........................................  $ 5,779    $ 4,146    $15,044
  Services.......................................    8,932      7,681     21,587
  Allocated interest expense.....................       --      3,234      6,978
                                                   -------    -------    -------
                                                   $14,711    $15,061    $43,609
                                                   =======    =======    =======
Sales to affiliated companies:
  Goods..........................................  $ 3,289    $    --    $ 2,973
  Services.......................................       75      2,640      7,384
  Allocated interest income......................       --     11,989      8,376
                                                   -------    -------    -------
                                                   $ 3,364    $14,629    $18,733
                                                   =======    =======    =======
Charges from Affiliated Parties:
  MFS Management Services........................  $ 2,168    $   931    $    --
  Grupo Dina Royalties...........................    2,013      3,990      7,396
  Grupo Dina Management Fee......................      417      1,000      1,000
                                                   -------    -------    -------

                                                   $ 4,598    $ 5,921    $ 8,396
                                                   =======    =======    =======

    Related party balances included in the December 31 balance sheet were:

                                                            1999          1998
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS)
Affiliated companies receivables, net...................   $6,161       $16,293

    During 1997, Autobuses put 240 transit bus units, with a sales value of $9,340,000, out on lease to Transportes y Servicios Terrestres G.S.A. de C.V. ("TSTG"). TSTG is controlled by members of the group consisting of the indirect controlling shareholders of Grupo Dina.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 23. BUSINESS AND GEOGRAPHIC DATA

BUSINESS SEGMENT DATA

    The Company has three reporting segments, Coach and Support, Replacements Parts, and Finance. The Coach and Support segment manufactures motor coaches and buys and sells used motor coaches. The Replacement Parts segment distributes replacement parts for motor coaches, transit buses and school buses. The Finance segment provides financing options for the sale of new and used coaches. The reportable segments are managed separately because each business has differing customer selling requirements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment's reportable assets, and the corresponding amortization of these intangible assets is included in the determination of a segment's operating profit or loss. The Company evaluates performance based on profit or loss from operations before income taxes, interest, and other non-operating income (expenses).

    Data for these three segments of the years ending December 31 are as follows:

                                                  1999       1998       1997
                                                --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Revenues:
  Coach and Support...........................  $735,985   $736,216   $537,184
  Replacement Parts...........................   166,487    186,072    193,358
  Finance.....................................     8,641      9,439      9,241
                                                --------   --------   --------
                                                $911,113   $931,727   $739,783
                                                ========   ========   ========
Gross Profits:
  Coach and Support...........................  $172,025   $157,615   $152,095
  Replacement Parts...........................    29,890     37,033     32,278
  Finance.....................................     5,081      6,125      6,409
                                                --------   --------   --------
                                                $206,996   $200,773   $190,782
                                                ========   ========   ========
Operating income:
  Coach and Support...........................  $ 68,979   $ 61,139   $ 62,465
  Replacement Parts...........................     8,887     20,325     14,049
  Finance.....................................    (3,682)     2,340      1,939
                                                --------   --------   --------
                                                $ 74,184   $ 83,804   $ 78,453
                                                ========   ========   ========
Depreciation and amortization:
  Coach and Support...........................  $ 17,118   $ 18,556   $ 14,934
  Replacement Parts...........................     4,350      4,089      4,853
  Finance.....................................     2,059      2,170      2,248
                                                --------   --------   --------
                                                $ 23,527   $ 24,815   $ 22,035
                                                ========   ========   ========
Capital expenditures:
  Coach and Support...........................  $  8,663   $  8,821   $ 29,341
  Replacement Parts...........................    19,449      2,907      2,740
  Finance.....................................        92         12         14
                                                --------   --------   --------
                                                $ 28,204   $ 11,740   $ 32,096
                                                ========   ========   ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 23. BUSINESS AND GEOGRAPHIC DATA (CONTINUED)

                                                  1999       1998       1997
                                                --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Assets:
  Coach and Support...........................  $605,142   $520,678   $552,296
  Replacement Parts...........................   189,296    195,437    200,948
  Finance.....................................    96,836     85,640     67,429
                                                --------   --------   --------
                                                $891,274   $801,755   $820,673
                                                ========   ========   ========

    There are no material inter-segment transactions.

    Major customers are generally defined as those which individually account for more than 10% of the Company's revenue. For the years ended 1999, 1998 and 1997, Greyhound Lines, Inc. ("GLI") accounted for 13.4%, 8.0% and 9.5%, respectively, of the Company's consolidated revenues. In January 1998, GLI and MCII Holdings signed a 10-year long-term supply agreement until the year 2007. For the years-ended 1999, 1998 and 1997, sales to Coach USA, Inc. ("CUI") accounted for 5.0%, 9.2% and 8.6%, respectively, of the Company's consolidated revenues. Effective June 9th, 1997, CUI and MCII Holdings signed an agreement pursuant to which CUI agreed that MCII Holdings would be the primary supplier of CUI's annual new coach requirements through 1999. On December 22, 1999, a new 5-year agreement was signed between CUI and the Company.

    The Company's Mexican subsidiary, Dina Autobuses S.A. de C.V. (DASA), has a long-term agreement to purchase Coach part "kits" from Marcopolo (a Brazilian manufacturer) for its Viaggio coaches manufactured in Mexico. The agreement required DASA to pay a royalty fee based upon the value of certain "kit" parts and components purchased from suppliers other than Marcopolo. The royalty fee ranged from 2.7% to 3.5% of the "kit" value. Royalty fees paid in 1999, 1998, and 1997 were $135,000, $291,000 and $1,114,000 respectively. DASA has reached an agreement in principle with Marcopolo (expected to be signed by DASA on or before March 31, 2000), under which any currently unpaid royalty fees will be forgiven and all future royalty obligations of DASA will be cancelled. In exchange, DASA will assign its U.S. Trademark "Viaggio" to Marcopolo. Marcopolo will continue to supply parts during the remaining term of the agreement and for a period of five (5) years thereafter. In addition, the revised agreement contains a non-compete provision barring Marcopolo from marketing in the U.S. prior to February 21, 2002. Should the non-compete provision be violated, Marcopolo will have to pay DASA royalties based upon its sales in the U.S.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 23. BUSINESS AND GEOGRAPHIC DATA (CONTINUED)
GEOGRAPHICAL DATA

                                                  1999       1998       1997
                                                --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Revenues:
  United States...............................  $756,644   $770,709   $610,915
  Canada......................................    70,185     79,767     82,898
  Mexico......................................    84,284     81,251     45,970
                                                --------   --------   --------
                                                $911,113   $931,727   $739,783
                                                ========   ========   ========
Long-Lived Assets:
  United States...............................  $310,179   $273,686   $276,222
  Canada......................................   107,291     92,395     97,981
  Mexico......................................    47,677     25,683     41,196
                                                --------   --------   --------
                                                $465,147   $391,764   $415,399
                                                ========   ========   ========

NOTE 24. FINANCIAL INFORMATION WITH OFF-BALANCE SHEET RISK

    As an adjunct to its coach business, the Company has entered into repurchase and first loss agreements with certain companies that provide financing for coaches sold by the Company, pursuant to which the Company agrees to either repurchase coaches from such companies or guarantee the payment of certain obligations of coach owners or operators. The amounts of such repurchase agreements as of December 31, 1999 and 1998 were approximately $18,000,000 and $21,000,000, respectively. The Company has other agreements with customers where the customers have been guaranteed a residual value. The Company has purchased residual value insurance to protect it from future loss for the value of these coaches. Additionally, as a result of certain sales of notes receivable and leases, the Company is obligated to reimburse the purchaser of such notes and leases for any losses as a result of defaults up to $2,700,000 and $6,700,000 as of December 31, 1999 and 1998, respectively. Losses under existing agreements are not expected to have a material effect on the Company's future financial position or results of operations.

NOTE 25. COMMITMENTS AND CONTINGENCIES

    As a part of the Company's marketing strategy for the 1997 introduction of the new E-Series inter-city coach model, the "Renaissance", it entered into trade-in agreement in 1996 whereby certain customers may trade-in, at predetermined values, their recently purchased D-Series model coaches when purchasing a new E-Series model. Under the terms of the agreements, the Company has committed to trade-in values ranging from 73% to 82% of the original invoice price for a 36-month-old coach, such trade-in values being estimated by management to approximate fair market value for such coaches at the time of the trade-in. At December 31, 1999, the Company's final year's commitment under this program has been reduced to 173 coaches. From past experience management feels that there is no exposure on this program and has not made any specific provision.

    During 1996, the Company completed a research and development project in connection with the development of the E-Series coach, which had been undertaken, with the cooperation of the

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 25. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Government of Canada and the Province of Manitoba. Agreements entered into between the parties for this project provided for payment of matching contributions and specified that the contributions may be repayable if, during the first five years following project completion, the ratio of Canadian employees to total employees of the Company falls below 40%. As of December 31, 1999, the total amount of such contributions was $6,891,000 and the Company had met the employee ratio commitment.

    The Company and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at December 31, 1999 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.

NOTE 26. NON-CONSOLIDATED AFFILIATE

    In 1997 a new company was formed, MCII Financial Services ("MFS"). The Company acquired 250,000 shares, or 25%, of voting common stock of MFS and 15,000,000 shares of non-voting preferred stock of MFS for $250,000 and $15,000,000 respectively. The remaining 750,000 shares, or 75%, of the voting common stock were acquired by the indirect controlling shareholders of the Company. In 1998, the Company increased its investment by $7,650,000. The Company also recognized its share of equity income of $695,000 and $210,000 for 1999 and 1998, respectively. MFS will operate independently from the Company and will provide conditional sales contracts and operating leases to the Company's customers. MFS is expected to have better access to funding on competitive terms.

    MFS's initial transaction was the purchase of $19,406,000 of loans and $12,742,000 of leases from certain subsidiaries of the Company. The Company has guaranteed the full and prompt collection of the loans sold to MFS. The Company received a fairness opinion from an independent third party as to the basis for the selling price of these assets. No gain was recognized on the transaction. MFS will in the future engage in loan and leasing activities involving the Company and others in the motor coach and other industries. During 1999 and 1998, MFS purchased additional loans of $60,005,748 and $35,519,000 and leases of $12,723,488 and $3,216,000, respectively from the Company.

NOTE 27. GUARANTOR/NON-GUARANTOR FINANCIAL STATEMENTS

    In connection with the issuance of the Senior Subordinated Notes due 2009 (the "Notes") (See note 2), certain of the Company's U.S. subsidiaries became guarantors to these Notes. The following tables present condensed consolidating financial information for MCII Guarantors (U.S. entities), and Non-Guarantors (Non-U.S. entities including Autobuses and MCI, Ltd.). Each of the Guarantors is a direct or indirect wholly owned subsidiary of MCII. The Guarantors will jointly and severally and fully and unconditionally guarantee the Notes of the Company. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of MCII, Guarantors, and Non-Guarantors, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATED INCOME STATEMENT--1999

                                                          YEAR ENDED DECEMBER 31, 1999
                                        ----------------------------------------------------------------
                                                                   NON
                                          MCII     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Sales.................................  $     --    $755,297     $350,240     $(194,424)      $911,113
Cost of sales (exclusive of items
  shown separately below).............        --     567,506      307,006      (194,532)       679,980
Cost of sales inventory valuation
  charge..............................        --      21,000           --            --         21,000
Depreciation and amortization.........       270       9,541       13,716            --         23,527
Interest expense, financing
  operations..........................        --       3,137           --            --          3,137
Research and development expenses.....        --       6,753        3,895            --         10,648
Tax profit allocation MCI/MCI Ltd.....        --      52,699      (52,699)           --             --
Selling, general and administrative
  expenses............................    (8,636)     71,294       39,147            --        101,805
Curtailment gain, net.................    (3,168)         --           --            --         (3,168)
                                        --------    --------     --------     ---------       --------
Operating income......................    11,534      23,367       39,175           108         74,184
                                        --------    --------     --------     ---------       --------

Interest expense, net.................   (25,837)    (15,415)      (2,861)           --        (44,113)
Interest expense pushed down from
  related party.......................   (11,601)         --           --            --        (11,601)
Other income (expense)................        --      (3,429)       2,990            --           (439)
Foreign currency translation gain.....       125      (2,840)      (1,043)           --         (3,758)
                                        --------    --------     --------     ---------       --------
                                         (37,313)    (21,684)        (914)           --        (59,911)
                                        --------    --------     --------     ---------       --------

Income (loss) before income taxes.....   (25,779)      1,683       38,261           108         14,273
Income taxes..........................    (4,946)      4,039       (1,029)           --         (1,936)
                                        --------    --------     --------     ---------       --------
Net income before extraordinary items
  (loss)..............................   (20,833)     (2,356)      39,290           108         16,209
Extraordinary loss....................    (2,614)         --           --            --         (2,614)
Net income (loss).....................  $(23,447)   $ (2,356)    $ 39,290     $     108       $ 13,595
                                        ========    ========     ========     =========       ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                 CONDENSED CONSOLIDATED INCOME STATEMENT--1998

                                                          YEAR ENDED DECEMBER 31, 1998
                                        ----------------------------------------------------------------
                                                                   NON
                                          MCII     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Sales.................................  $     --    $772,022     $347,742     $(188,037)      $931,727
Cost of sales (exclusive of items
  shown separately below).............        --     615,043      303,179      (190,033)       728,189
Depreciation and amortization.........       339      10,805       13,671            --         24,815
Interest expense, financing
  operations..........................        --       2,545          220            --          2,765
Research and development, and new
  product start-up costs..............        --       5,234        4,488            --          9,722
Business insurance recoveries.........        --      (7,366)      (1,096)           --         (8,462)
Tax profit
  allocation--MCI/MCI Ltd.............        --      44,704      (44,704)           --             --
Selling, general and administrative
  expenses............................     8,540      42,054       40,030           270         90,894
                                        --------    --------     --------     ---------       --------
Operating income......................    (8,879)     59,003       31,954         1,726         83,804
                                        --------    --------     --------     ---------       --------
Interest expense, net.................    (2,498)    (18,919)       1,432            --        (19,985)
Interest expense pushed down from
  related party.......................   (25,194)         --           --            --        (25,194)
Other income (expense)................      (340)       (204)          33            --           (511)
Gain on equity investments............     5,000          --           --            --          5,000
Foreign currency translation gain.....        --          --        3,325            --          3,325
                                        --------    --------     --------     ---------       --------
                                         (23,032)    (19,123)       4,790            --        (37,365)
Income (loss) before income taxes.....   (31,911)     39,880       36,744         1,726         46,439
Income taxes..........................    (3,264)     17,072       17,982            --         31,790
                                        --------    --------     --------     ---------       --------
Net income (loss).....................  $(28,647)   $ 22,808     $ 18,762     $   1,726       $ 14,649
                                        ========    ========     ========     =========       ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                 CONDENSED CONSOLIDATED INCOME STATEMENT--1997

                                                          YEAR ENDED DECEMBER 31, 1997
                                        ----------------------------------------------------------------
                                                                   NON
                                          MCII     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Sales.................................  $     --    $613,426     $303,960     $(177,603)      $739,783
Cost of sales (exclusive of items
  shown separately below).............        --     481,923      248,280      (183,596)       546,607
Depreciation and amortization.........       436      11,494       10,105            --         22,035
Interest expense, financing
  operations..........................        --       2,184          210            --          2,394
Research and development and new
  product start-up costs..............        --       2,882       11,106            --         13,988
Business insurance recoveries.........        --          --         (500)           --           (500)
Tax profit
  allocation--MCI/MCI Ltd.............        --      27,311      (27,311)           --             --
Selling, general and administrative
  expenses............................     6,732      41,477       30,292        (1,695)        76,806
                                        --------    --------     --------     ---------       --------
Operating income......................    (7,168)     46,155       31,778         7,688         78,453
                                        --------    --------     --------     ---------       --------
Interest expense, net.................    (3,225)    (13,613)      (5,021)           --        (21,859)
Interest expense pushed down from
  related party.......................   (21,635)         --           --            --        (21,635)
Other (income) expense................        69        (465)      10,704        (7,388)         2,920
Foreign currency translation gain.....        --          --          (85)           --            (85)
                                        --------    --------     --------     ---------       --------
                                         (24,791)    (14,078)       5,598        (7,388)       (40,659)
Income (loss) before income taxes.....   (31,959)     32,077       37,376           300         37,794
Income taxes..........................    (3,630)     14,012       10,886            --         21,268
                                        --------    --------     --------     ---------       --------
Net income (loss).....................  $(28,329)   $ 18,065     $ 26,490     $     300       $ 16,526
                                        ========    ========     ========     =========       ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                   CONDENSED CONSOLIDATED BALANCE SHEET--1999

                                                              DECEMBER 31, 1999
                                      ------------------------------------------------------------------
                                                                   NON
                                         MCII      GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      ----------   ----------   ----------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.........  $    4,163   $   2,204    $   9,263     $      --       $  15,630
  Trade and other accounts
    receivable......................       6,782      91,407       47,502            --         145,691
  Intercompany
    receivables/(payables)..........     758,889    (543,678)      (5,755)     (209,456)             --
  Current portion of notes
    receivable......................          --      16,924          559            --          17,483
  Inventories.......................          --     163,478       55,105        (1,500)        217,083
  Deferred income taxes.............       7,146      16,546        1,797            --          25,489
  Other current assets..............         653       2,920        1,178            --           4,751
                                      ----------   ---------    ---------     ---------       ---------
Total Current Assets................     777,633    (250,199)     109,649      (210,956)        426,127
                                      ----------   ---------    ---------     ---------       ---------
  Property, plant and equipment.....       1,161      52,681       56,659           (31)        110,470
  Notes receivable..................          --      54,833        2,938            --          57,771
  Investments in affiliates.........     160,388          --           --      (136,568)         23,820
  Intangible assets.................       1,729     141,374       69,620            --         212,723
  Deferred income taxes--non current       1,483       2,694       15,798            --          19,975
  Other assets......................      20,811      11,844        7,733            --          40,388
                                      ----------   ---------    ---------     ---------       ---------
Total Assets........................  $  963,205   $  13,227    $ 262,397     $(347,555)      $ 891,274
                                      ==========   =========    =========     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..................  $    2,541   $  48,034    $  39,608     $      --       $  90,183
  Accrued compensation..............       1,195       3,861        4,093            --           9,149
  Accrued warranties................          --      10,115        3,250            --          13,365
  Accrued income taxes..............       1,084        (183)       3,794            --           4,695
  Self insurance reserves...........       3,101          --           --            --           3,101
  Net liabilities of discontinued
    operations......................          --       3,949           --            --           3,949
  Other current liabilities.........       7,017       8,811       16,004            --          31,832
                                      ----------   ---------    ---------     ---------       ---------
Total Current Liabilities...........      14,938      74,587       66,749            --         156,274
  Long-term debt....................     536,534          --           --            --         536,534
  Pensions and other benefits.......      12,393          --        4,296            --          16,689
  Other deferred items and self
    insurance reserves..............       6,169       8,598           --            --          14,767
  Deferred income taxes.............         853       4,786        6,254            --          11,893
                                      ----------   ---------    ---------     ---------       ---------
Total Liabilities...................     570,887      87,971       77,299            --         736,157
                                      ----------   ---------    ---------     ---------       ---------
Stockholders' Equity:
  Common Stock and additional
    capital.........................     578,463      98,456      120,623      (455,729)        341,813
  Accumulated deficit...............    (186,109)   (173,200)      83,616       108,443        (167,250)
  Accumulated other comprehensive
    income..........................         (36)         --      (19,141)         (269)        (19,446)
                                      ----------   ---------    ---------     ---------       ---------
Total Stockholders' Equity..........     392,318     (74,744)     185,098      (347,555)        155,117
                                      ----------   ---------    ---------     ---------       ---------
Total Liabilities & Stockholders'
  Equity............................  $  963,205   $  13,227    $ 262,397     $(347,555)      $ 891,274
                                      ==========   =========    =========     =========       =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                   CONDENSED CONSOLIDATED BALANCE SHEET--1998

                                                               DECEMBER 31, 1998
                                       -----------------------------------------------------------------
                                                                   NON
                                         MCII      GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       ---------   ----------   ----------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents..........  $   5,415   $  12,368     $  6,255      $              $ $24,038
  Trade and other accounts
    receivable.......................      2,313      98,593       19,365         1,695         121,966
  Intercompany
    receivables/(payables)...........    506,792    (544,249)     117,361       (79,904)             --
  Current portion of notes
    receivable.......................         --      10,016          532            --          10,548
  Inventories........................         --     165,928       61,545        (1,608)        225,865
  Deferred income taxes..............      4,098      17,006          384            --          21,488
  Other current assets...............         40       4,134        1,912            --           6,086
                                       ---------   ---------     --------      --------       ---------
Total Current Assets.................    518,658    (236,204)     207,354       (79,817)        409,991
  Property, plant, and equipment,
    net..............................        533      46,320       55,974           (31)        102,796
  Notes receivable...................         --      32,126        3,274            --          35,400
  Investments in affiliates..........     19,478       3,632            6            --          23,116
  Intangible assets..................      2,470     145,509       67,610            --         215,589
  Other assets.......................      2,520       8,696        3,647            --          14,863
                                       ---------   ---------     --------      --------       ---------
Total Assets.........................  $ 543,659   $      79     $337,865      $(79,848)      $ 801,755
                                       =========   =========     ========      ========       =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................  $   1,191   $  47,562     $ 33,137            --       $  81,890
  Accrued compensation...............      3,635       5,267        4,441            --          13,343
  Accrued warranties.................         --      10,618        3,342                        13,960
  Accrued income taxes...............      3,021       9,867       19,432            --          32,320
  Self insurance reserves............      5,067       1,322          (24)           --           6,365
  Net liabilities of discontinued
    operations.......................         --       4,416           --            --           4,416
  Other current liabilities..........      7,089       6,739       16,411            --          30,239
                                       ---------   ---------     --------      --------       ---------
Total Current Liabilities............     20,003      85,791       76,739            --         182,533
  Long-term debt.....................    237,000         371       30,594            --         267,965
  Long-term debt-pushed down from
    related party....................    206,500          --           --            --         206,500
  Pensions and other benefits........     15,233          38          516            --          15,787
  Other deferred items and self
    insurance reserves...............     12,435       6,624           --            --          19,059
  Deferred income taxes..............     (2,000)      2,152        6,838            --           6,990
                                       ---------   ---------     --------      --------       ---------
Total Liabilities....................    489,171      94,976      114,687            --         698,834
                                       ---------   ---------     --------      --------       ---------
Stockholders' Equity:................
  Common Stock and additional
    capital..........................    155,065     (48,640)     212,789       (77,939)        241,275
  Accumulated deficit................   (100,032)    (45,988)      38,835        (1,909)       (109,094)
  Accumulated other comprehensive
    income...........................       (545)       (269)     (28,446)           --         (29,260)
                                       ---------   ---------     --------      --------       ---------
Total Stockholders' Equity...........     54,488     (94,897)     223,178       (79,848)        102,921
                                       ---------   ---------     --------      --------       ---------
Total Liabilities & Stockholders'
  Equity.............................  $ 543,659   $      79     $337,865      $(79,848)      $ 801,755
                                       =========   =========     ========      ========       =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--1999

                                                                   YEAR ENDED DECEMBER 31, 1999
                                              -----------------------------------------------------------------------
                                                MCII      GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                              ---------   -----------   ---------------   ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Cash Flows Provided By (Used In) Operating
Activities

Net Income..................................  $ (23,447)   $ (2,356)       $ 39,290         $    108      $  13,595
Adjustments to Reconcile Net Income to Net
Cash Provided By (Used In) Operations:
  Depreciation and amortization.............        270       9,541          13,716               --         23,527
  Deferred income taxes.....................     (1,678)        400         (17,795)              --        (19,073)
  Extraordinary loss on early retirement of
    debt....................................      4,182          --              --               --          4,182
  Other non-cash interest expense...........      6,543          --              --               --          6,543
  Other non-cash items......................      2,278        (128)         (2,946)              --           (796)
  Non-cash inventory valuation charge.......         --      21,000              --               --         21,000
  Net curtailment gain......................     (3,168)         --              --               --         (3,168)
  All other operating activities............    (34,086)     (7,972)        (26,848)            (108)       (69,014)
                                              ---------    --------        --------         --------      ---------
Net Cash Provided By (Used In) Operating
Activities..................................    (49,106)     20,485           5,417               --        (23,204)
                                              ---------    --------        --------         --------      ---------

Cash Flows Provided By (Used In) Investing
Activities
  Capital Expenditures......................       (848)    (23,221)         (4,135)              --        (28,204)
  Proceeds from sale of property and
    investments.............................         --      18,570              59               --         18,629
  Change in notes receivable................         --     (29,306)             --               --        (29,306)
  Discontinued operations, net changes......         --        (467)             --               --           (467)
  Investments in assets held for lease......         --      (9,543)             --               --         (9,543)
  Transfer of Mexican subsidiaries..........         --          --             774               --            774
                                              ---------    --------        --------         --------      ---------
Net Cash Provided By (Used In) Investing
Activities..................................       (848)    (43,967)         (3,302)              --        (48,117)
                                              ---------    --------        --------         --------      ---------

Cash Provided By (Used In) Financing
Activities
  Proceeds from issuance of term B loans....    333,000          --              --               --        333,000
  Proceeds from issuance of 11 1/4% senior
    sub notes...............................    150,080          --              --               --        150,080
  Payment of term B loans...................     (1,665)         --              --               --         (1,665)
  Payment of 9.02% senior notes.............   (105,321)         --              --               --       (105,321)
  Payment of senior secured discount
    notes...................................   (206,500)         --              --               --       (206,500)
  Payment of debt issuance costs............    (22,503)         --              --               --        (22,503)
  Payment of parent company senior notes....    (35,574)         --              --               --        (35,574)
  Net change on other long-term
    borrowings..............................    (22,371)         --              --               --        (22,371)
  Net change in related party receivables,
    payables................................    (45,597)     13,318           9,487               --        (22,792)
  Dividends paid to parent company..........    (71,751)         --              --               --        (71,751)
  Net change in bank credit facilities......    (82,000)         --          (8,594)              --        (90,594)
  New paid-in capital, net of transaction
    costs...................................    158,904          --              --               --        158,904
                                              ---------    --------        --------         --------      ---------
Net Cash Provided By (Used In) Financing
Activities..................................     48,702      13,318             893               --         62,913
                                              ---------    --------        --------         --------      ---------

Net Increase (Decrease) in Cash.............     (1,252)    (10,164)          3,008               --         (8,408)

Cash and Cash Equivalents at Beginning of
Period......................................      5,415      12,368           6,255               --         24,038
                                              ---------    --------        --------         --------      ---------
Cash and Cash Equivalents at End of
Period......................................  $   4,163    $  2,204        $  9,263         $     --      $  15,630
                                              =========    ========        ========         ========      =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--1998

                                                          YEAR ENDED DECEMBER 31, 1998
                                        ----------------------------------------------------------------
                                                                   NON
                                          MCII     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Cash Flows Provided By (Used In)
  Operating Activities:
  Net Income..........................  $(28,647)   $ 22,808     $ 18,762       $1,726        $  14,649
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operations:
    Depreciation and amortization.....       339      10,805       13,671           --           24,815
    Deferred income taxes.............       (85)     (6,288)       1,619           --           (4,754)
    Non cash interest expense pushed
      down from related party.........    25,194          --           --           --           25,194
    Other non-cash interest expense...     1,689          --           --           --            1,689
    Gain on sale of property and notes
      receivable......................        --      (1,188)          --           --           (1,188)
    Gain on equity investment.........    (5,000)         --           --           --           (5,000)
Other non cash items..................       137       6,541          241           --            6,919
    All other operating activities....     3,152     (43,048)      53,030       (1,726)          11,408
                                        --------    --------     --------       ------        ---------
  Net Cash Provided By (Used In)
    Operating Activities..............    (3,221)    (10,370)      87,323           --           73,732
                                        --------    --------     --------       ------        ---------
  Cash Flows Provided By (Used In)
    Investing Activities:
  Capital expenditures................       (75)     (7,270)      (4,395)          --          (11,740)
  Proceeds from sale of property and
    investments.......................        --         906          341           --            1,247
  Change in notes receivable..........        --        (195)         957           --              762
  Discontinued operations, net
    changes...........................        --       2,187           --           --            2,187
  Investment in business..............    (7,860)         --           --           --           (7,860)
  Investment in assets held for
    lease.............................        --      (4,279)          --           --           (4,279)
  Investment in affiliate.............     5,000          --           --           --            5,000
                                        --------    --------     --------       ------        ---------
  Net Cash Used In Investing
    Activities........................    (2,935)     (8,651)      (3,097)          --          (14,683)
                                        --------    --------     --------       ------        ---------
  Cash Flows Provided By (Used In)
    Financing Activities:
  Net change in long-term
    borrowings........................   (25,000)       (148)     (12,425)          --          (37,573)
  Net change in credit facility.......     2,000          --       (9,935)          --           (7,935)
  Related party
    receivables/payables..............    29,053      29,705      (58,758)          --               --
  Dividends paid to parent company....    (3,500)         --           --           --           (3,500)
                                        --------    --------     --------       ------        ---------
  Net Cash Provided By (Used In)
    Financing Activities..............     2,553      29,557      (81,118)          --          (49,008)
                                        --------    --------     --------       ------        ---------
  Net Increase (Decrease) in Cash.....    (3,603)     10,536        3,108           --           10,041
  Cash and Cash Equivalents at
    Beginning of Year.................     9,018       1,832        3,147           --           13,997
                                        --------    --------     --------       ------        ---------
  Cash and Cash Equivalents at End of
    Year..............................  $  5,415    $ 12,368     $  6,255       $   --        $  24,038
                                        ========    ========     ========       ======        =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

NOTE 27-GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--1997

                                                          YEAR ENDED DECEMBER 31, 1997
                                        ----------------------------------------------------------------
                                                                   NON
                                          MCII     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
Cash Flows Provided By (Used In)
  Operating Activities:
  Net Income..........................  $(28,329)   $ 18,065     $ 26,490       $  300        $  16,526
  Adjustments to reconcile net income
    to net cash provided by operations
    Depreciation and amortization.....       436      11,494       10,105           --           22,035
    Deferred income taxes.............       716       5,137       (4,480)          --            1,373
    Non cash interest expense pushed
      down from related party.........    21,635          --           --           --           21,635
    Other non-cash interest expense...     1,326          --           --           --            1,326
    Provision for relocating corporate
      office..........................       886          --           --           --              886
    Gain on sale of property and notes
      receivable......................        --         (92)          --           --              (92)
    Other non-cash items, net.........     3,635       5,926       (8,509)          --            1,052
    All other operating activities....   (24,852)    (62,261)     (29,913)        (300)        (117,326)
                                        --------    --------     --------       ------        ---------
Net Cash Used In Operating
  Activities..........................   (24,547)    (21,731)      (6,307)          --          (52,585)
                                        --------    --------     --------       ------        ---------
Cash Flows Provided (Used) By
  Investing Activities:
  Capital expenditures................      (176)     (4,567)     (27,353)          --          (32,096)
  Change in notes receivable..........        --     (14,061)      (2,442)          --          (16,503)
  Proceeds from sale of property and
    investment........................        --      57,372           --           --           57,372
  Discontinued operations, net
    changes...........................        --       2,140           --           --            2,140
  Investment in assets held for
    sale..............................        --     (56,375)          --           --          (56,375)
  Investment in affiliate.............   (25,708)         --           --           --          (25,708)
                                        --------    --------     --------       ------        ---------
Net Cash Used In Investing
  Activities..........................   (25,884)    (15,491)     (29,795)          --          (71,170)
                                        --------    --------     --------       ------        ---------
Cash Flows Provided By (Used In)
  Financing Activities:
  Net change in long-term
    borrowings........................        --        (149)          --           --             (149)
  Net change in bank credit
    facilities........................    50,000          --       86,910           --          136,910
  Increase in capital.................     4,036          --           --           --            4,036
  Related party
    receivables/payables..............    11,677      38,213      (49,890)
  Dividends paid to parent company....   (12,448)         --           --           --          (12,448)
                                        --------    --------     --------       ------        ---------
Net Cash Provided By Financing
  Activities..........................    53,265      38,064       37,020           --          128,349
                                        --------    --------     --------       ------        ---------
Net Increase (Decrease) in Cash.......     2,834         842          918           --            4,594
Cash and Cash Equivalents at Beginning
  of Year.............................     6,184         990        2,229           --            9,403
                                        --------    --------     --------       ------        ---------
Cash and Cash Equivalents at End of
  Year................................  $  9,018    $  1,832     $  3,147       $   --        $  13,997
                                        ========    ========     ========       ======        =========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    The information required here-in is incorporated by reference to the Company's Form 8-K reports dated October 8, 1999, November 8, 1999 and March 1, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The Company is an indirect, wholly owned subsidiary of MCII Holdings (USA). MCII Holdings (USA), is a corporation whose affairs are governed by a board of directors. The following table sets forth certain information about the directors of MCII Holdings (USA) and our executive officers and their ages as of March 1, 2000. There are seven members of the board of directors of MCII Holdings. Pursuant to the terms of a stockholders agreement, the board is comprised of three representatives from Grupo Dina, including the Chief Executive Officer of MCII Holdings and MCII, Mr. C. Roberto Cordaro and four representatives from JLL.

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
C. Roberto Cordaro................     50      Chief Executive Officer and
                                               Director
Mario Gonzalez....................     47      Chief Operating Officer
Horst O. Sieben...................     62      Chief Financial Officer
Ronald L. Batchelder..............     58      Vice President and Corporate
                                               Controller
William M. Murray.................     49      Vice President, Finance and
                                               Treasurer
Alexander C. Baker................     53      Vice President, Sales and
                                               Marketing
Pedro Ferro.......................     41      Vice President and General
                                               Manager, Customer Support Business
Peter Palladino...................     50      Vice President, Marketing
Timothy J. Nalepka................     44      Vice President, Secretary and
                                               General Counsel
Harold Zuschlag...................     55      Vice President, Customer Care
Rafael Gomez Flores...............     42      Director, Chairman of the Board
Gamaliel Garcia Cortes............     46      Director
Paul S. Levy......................     51      Director
Jeffrey Lightcap..................     40      Director
David Ying........................     44      Director
Frank Rodriguez...................     27      Director

    C. ROBERTO CORDARO. Mr. Cordaro was elected Chief Executive Officer in January 2000. Prior to joining the Company, Mr. Cordaro was Executive Vice President and Group President of the Automotive Group of Cummins Engine since April of 1996. From 1990 through April of 1996, Mr. Cordaro held the position of Group Vice President Marketing

    MARIO GONZALEZ. Mr. Gonzalez was recently appointed Chief Operating Officer, and prior to that was Vice President of Plant Operations since September 1996. From April 1995 to September 1996, Mr. Gonzalez was appointed Vice President of Plant Operations (Dina Camiones and Autobuses). From
October 1994 to April 1995, Mr. Gonzalez was employed as a consultant for Grupo Dina. Prior to October 1994, Mr. Gonzalez was a consultant to a company in the manufacturing industry.

    HORST SIEBEN. Mr. Sieben became Chief Financial Officer on June 16, 1999. During the last twelve years, Mr. Sieben served as Chief Financial Officer of a number of portfolio companies controlled by

JLL. From 1994 through May 1997, Mr. Sieben was Senior Vice President and Chief Financial Officer of Foodbrands America Inc. (formerly Doskocil Inc.), and after the sale of Foodbrands he assumed the same position at Freedom Chemical Company where he served until it was sold in March 1998. From April 1998 through June 1999 he served as financial consultant to JLL and others.

    RONALD L. BATCHELDER. Mr. Batchelder was appointed Vice President and Corporate Controller in August 1999. Prior to joining the Company, Mr. Batchelder has been associated with a number of portfolio companies controlled by JLL in various financial positions including Chief Financial Officer, Corporate Controller, Vice President of Finance, Division Controller and Financial Consultant. In addition, Mr. Batchelder is President of Ronald Lee and Company, a financial consulting firm.

    WILLIAM M. MURRAY. Mr. Murray was appointed Vice President, Finance and Treasurer in February 2000. Prior to joining the Company, Mr. Murray was Vice President and Treasurer of the Beloit Corporation from 1998 through February 2000 and was Treasurer of the Fuller Company from 1985 through 1997.

    ALEXANDER C. BAKER. Mr. Baker has been Vice President of Sales and Marketing since October of 1993, except for an 11-month period during 1996 and 1997 when he was Vice President of Sales and Marketing for Metrotrans Corporation. Mr. Baker joined us in June 1979 in school bus and small commercial vehicle sales.

    PEDRO FERRO. Mr. Ferro was appointed Vice President and General Manager, Customer Support Business in February 2000. Prior to joining the Company, Mr. Ferro held the position of Director of Marketing, Federal with Dell Computer Corporation from June 1999 to February 2000. From 1985 through June of 1999, Mr. Ferro held several management positions with Cummins Engine Co., most recently serving as Vice President, Automotive Information Business from 1995 through June 1999.

    PETER PALLADINO. Mr. Palladino was appointed Vice President of Marketing in February 2000. Prior to joining the Company, Mr. Palladino held several positions of increasing responsibility with Cummins Engines since joining them in 1969. Most recently, Mr. Palladino held the positions of Executive Director of the Truck OEM Business since 1997 and General Manager of the OEM Business from 1994 through 1997.

    TIMOTHY J. NALEPKA. Mr. Nalepka has been the Vice President, Secretary and General Counsel since November 1998. Previously, Mr. Nalepka, who joined MCII in January 1997, served as senior counsel. Prior to joining MCII, Mr. Nalepka was employed from 1989 to 1996 as senior counsel for Sears, Roebuck and Co.

    HAROLD ZUSCHLAG. Mr. Zuschlag has been a vice president since 1982. His varied assignments have included plant operations management, division acquisition & relocation, product engineering management, plant & facilities construction, product planning & customer relations, division operating executive, and product design & operations launch of our recently introduced E-Series RENAISSANCE-REGISTERED TRADEMARK- coach. His current focus is the launch of the G-Series coach and on product integrity and customer support operations.

    RAFAEL GOMEZ FLORES. Mr. Gomez Flores has been Chairman since 1996, and has been Chairman and President of Grupo Dina, and the holding company of Grupo Dina, Grupo Empresarial G, for the past ten years. Mr. Gomez Flores maintains full executive and board member responsibilities with Grupo Dina and maintains board member responsibilities with MCII. Mr. Gomez Flores is a director of Grupo Empresarial G's other companies including Grupo Minsa, the second largest corn flour manufacturer in Mexico, and Grupo Immobiliario G, a real estate development company engaged in the construction and sale of housing units, office buildings, commercial malls, hotels, sports clubs, and industrial complexes. Prior to his current activities at the holding company and its subsidiaries,

Mr. Gomez Flores was Chairman and Chief Executive of Arrendadora Financiera Dina, a lease finance company.

    GAMALIEL GARCIA CORTES. Mr. Garcia Cortes has been Chief Executive Officer of Grupo Dina for Mexico and Latin America since December 1996. From
August 1996 until December 1996, he was the Chief Operating Officer of Grupo Dina for Mexico and Latin America. From July 1996 until August 1996, he was the Sales, Marketing and Operations Vice President of Grupo Dina for Mexico and Latin America. From July 1995 until July 1996, Mr. Garcia Cortes was a Commercial Director for Grupo Dina. From April 1995 until July 1995, he was a transportation sub-director for Grupo Dina. Prior to joining Grupo Dina, Mr. Garcia Cortes was Chief Executive Officer for Premium Internacional, S.A. de C.V. since June 1994.

    PAUL S. LEVY. Mr. Levy was appointed a director on June 16, 1999. Mr. Levy has been a Senior Managing Director of JLL since its formation in May 1988.
Mr. Levy serves on the boards of directors of Hayes Lemmerz International Inc., Builders FirstSource, Inc., Jackson Automotive Group, Inc., Fairfield Manufacturing Company, Inc., IASIS Healthcare Corp. and New World Pasta Company.

    JEFFREY LIGHTCAP. Mr. Lightcap was appointed a director on June 16, 1999. Mr. Lightcap is a Senior Managing Director of JLL, which he joined in 1997. From 1993 to 1997, he was a Managing Director and head of leveraged buyout firm coverage for the mergers and acquisitions group at Merrill Lynch & Co., Inc.
Mr. Lightcap serves on the boards of directors of Hayes Lemmerz
International Inc., Jackson Automotive Group, Inc., IASIS Healthcare Corp. and New World Pasta Company.

    DAVID YING.  Mr. Ying was appointed as a director on June 16, 1999.
Mr. Ying is a Senior Managing Director of JLL, which he joined in 1997. He was previously a Managing Director at Donaldson, Lufkin & Jenrette, Inc., which he joined in January 1993 and the head of its restructuring department. Mr. Ying serves on the boards of directors of Hayes Lemmerz International Inc., Builders FirstSource, Inc., IASIS Healthcare Corp. and New World Pasta Company.

    FRANK RODRIGUEZ. Mr. Rodriguez was appointed as a director on June 16, 1999. Mr. Rodriguez is a Vice President of JLL, which he joined in 1995. He was formerly a member of the Merchant Banking Group of Donaldson, Lufkin and Jenrette, which he joined in 1992. Mr. Rodriguez serves on the board of directors of IASIS Healthcare Corp. and Jackson Automotive Group, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth-certain information regarding compensation paid or accrued by us during 1999 to our chief executive officer and the next 4 most highly compensated executive officers December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION      ALL OTHER
                                                             ----------------------   COMPENSATION
NAME AND PRINCIPAL POSITION                                  SALARY ($)   BONUS ($)       ($)
---------------------------                                  ----------   ---------   ------------
Rafael Gomez Flores, Chairman of the Board.................  1,196,953            0       4,468

James P. Bernacchi, Former Chief Executive Officer.........    346,188      200,000      61,929

Alexander C. Baker, Vice President, Sales and Marketing....    172,154      105,600         372

Mario Gonzalez, Chief Operating Officer....................    176,934      152,375      55,570

Harold Zuschlag, Vice President, Customer Care.............    174,198      130,000      18,229

BENEFIT PLANS

    We sponsor various retirement plans for most full-time employees, with benefits generally based on years of service and employees' compensation. For executive employees, we have had a supplemental employee retirement plan and executive incentive compensation plan. For detailed information regarding pension costs, benefit obligations, plan assets and other related information, please see notes 15, 16 and 17 in the notes to our consolidated financial statements included in Form 10-K.

COMPENSATION OF DIRECTORS

    Directors who are not our employees are not compensated for serving on the board. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the board.

EMPLOYMENT AGREEMENTS

    We have entered into an employment agreement effective June 16, 1999 with Mr. Gomez Flores, who is chairman of the board, that provides for total annual compensation of $1.5 million, which represents a $1.6 million reduction from 1998 compensation of $3.1 million. The employment agreement also provided that Mr. Gomez Flores will receive a lump sum payment of $6.0 million conditioned upon consummation of a change of control of the Company during the term. The initial term of the employment agreement is five years and is automatically renewable each year thereafter unless sooner terminated as provided therein. The agreement also contains a non-compete covenant for Mr. Gomez Flores for a three year period after the expiration or termination of the employment agreement.

MANAGEMENT OPTIONS

    Certain key senior executives of MCII Holdings and MCII, including their chairman Mr. Gomez Flores, either have been or will be allocated options to purchase MCII Holdings' common stock. The options that were granted concurrently with the consummation of the Transactions represent approximately 20% of the fully-diluted equity value of MCII Holdings with an exercise price equivalent to the value per share at which the equity investors invested in MCII Holdings. The grant was designed as an incentive to selected employees or directors to acquire a proprietary interest in MCII Holdings, to continue to perform services for MCII Holdings, to increase their efforts on behalf of MCII Holdings and to promote the success of the business. The stock options vest ratably commencing on the first anniversary of grant and annually thereafter until the fifth anniversary of grant. Pursuant to this plan, Mr. Gomez Flores was granted options to purchase 214,285 shares of MCII Holdings common stock. The remaining options have not been allocated to the other senior executives.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    MCII Holdings, through its wholly owned subsidiary MCII Holdings, Inc., owns all of the issued and outstanding stock of MCII. The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding stock of MCII Holdings as of March 1, 2000.

    For descriptions of certain voting and other arrangements among such holders, see "Certain Transactions; Relationship with Grupo Dina" beginning on page 66.

                             NUMBER OF SHARES   PERCENTAGE OF                         TOTAL
                                    OF             VOTING       NUMBER OF SHARES    NUMBER OF
                                  VOTING           COMMON        OF NON-VOTING      SHARES OF     TOTAL PERCENTAGE OF
BENEFICIAL OWNER               COMMON STOCK         STOCK         COMMON STOCK     COMMON STOCK      COMMON STOCK
----------------             ----------------   -------------   ----------------   ------------   -------------------
                                                             BENEFICIAL OWNERSHIP( )
JLL Fund III(b)............      645,303.85         59.21%                --        645,303.85           56.46%
450 Lexington Avenue
Suite 3350
New York, New York 10017

Consorcio G Grupo Dina,....      390,000.00         35.79%                --        390,000.00           34.13%
S.A. de C.V.(c)
Tlacoquemecatl 41
Colonia Del Valle
03100, Mexico D.F., Mexico

CIBC(d)....................       54,478.20          4.99%         53,074.96        107,553.16            9.41%
161 Bay Street,
PP Box 500,
M51258, Toronto, Canada
C. Roberto Cordaro.........              --            --                 --                --              --
Horst Sieben...............              --            --                 --                --              --
Ronald L. Batchelder.......              --            --                 --                --              --
Alexander C. Baker.........              --            --                 --                --              --
Pedro Ferro................              --            --                 --                --              --
William Murray.............              --            --                 --                --              --
Timothy J. Nalepka.........              --            --                 --                --              --
Peter Palladino............              --            --                 --                --              --
Harold Zuschlag............              --            --                 --                --              --
Rafael Gomez Flores(c).....      390,000.00         35.79%                --        390,000.00           34.13%
Gamaliel Garcia                          --            --                 --                --              --
  Cortez(e)................
Paul S. Levy(b)............      645,303.85         59.21%                --        645,303.85           56.46%
Jeffrey Lightcap(b)........      645,303.85         59.21%                --        645,303.85           56.46%
David Ying(b)..............      645,303.85         59.21%                --        645,303.85           56.46%
Frank Rodriguez(b).........              --            --                 --                --              --
All directors and officers
  as a group (12
  persons)(e)..............    1,035,303.85         95.00%                --       1,035,303.85          90.59%

------------------------

    (a) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

    (b) Includes warrants to purchase 122,448.45 shares of common stock, which together with the warrants issued to the other equity investors, represents 10% of the fully diluted common stock of MCII Holdings. Messrs. Levy, Lightcap, Ying and Rodriguez are all associated with JLL Fund III, which owns 56.46% of the total common stock, 59.21% of the voting common stock, of MCII Holdings. Mr. Rodriguez disclaims any beneficial ownership of such common stock. Messrs. Levy, Lightcap and Ying are general partners of JLL Associates III, LLC, the general partner of JLL Fund III, and, as a result, each of them may be deemed to beneficially own all of the shares of common stock held directly or indirectly by JLL Fund III. Includes 10,980 shares of common stock and warrants to purchase 2,571.43 shares of common stock owned by Coaches, LLC, an entity controlled by JLL. Coaches' members include certain executive officers of the Company. Pursuant to the Coaches operating agreement, the members have granted an irrevocable proxy to JLL and are prohibited from transferring their interests in Coaches to any entity or individual, other than Coaches, without the prior written consent of JLL. Messrs. Levy, Lightcap and Ying are the Managers of Coaches and as a result of such may be deemed to beneficially own all of the securities owned by Coaches.

    (c) Based upon information available as of December 31, 1999, Grupo Empresarial G, S.A. de C.V., a Mexican corporation, is the only person known to Grupo Dina to be the beneficial owner of more than 5% of Grupo Dina. Grupo Empresarial owns 127,912,420 shares, or 62.8%, of Grupo Dina's common stock. Grupo Empresarial is a holding company owned by Mr. Rafael Gomez Flores and the following members of his family: O. Raymundo Gomez Flores, Armando Gomez Flores, Alfonso Miguel Gomez Flores and Guillermo Gomez Flores. Since each of the named members of the Gomez Flores family has voting power or shares voting power and/or investment power over the shares owned of record by Grupo Empresarial, each such family member may be deemed to be the beneficial owner of all 127,912,420 shares of Grupo Dina owned by Grupo Empresarial. In addition, Mr. Rafael Gomez Flores and each of the foregoing named family members each individually own approximately 1,666,300 shares, or 0.8%, of Grupo Dina's common stock.

    (d) Andrew R. Heyer, Jay R. Bloom and Dean C. Kehler, who are employees of an affiliate of CIBC, have shared power to vote and dispose of the shares of common stock reported in the table. The business address of Messrs. Heyer, Bloom and Kehler is 425 Lexington Avenue, 7th Floor, New York, New York 10017. Share amounts include warrants to purchase 20,408.55 shares of nonvoting common stock, which for calculation purposes are assumed to be converted to voting common stock to the maximum level currently permissible under regulatory requirements and the terms of such warrants. Together with the warrants issued to JLL, such warrants represent 10% of the fully diluted common stock of MCII Holdings.

    (e) No director or officer of MCII directly owns any shares of common stock. Mr. Rafael Gomez Flores may be deemed to beneficially own 34.13% of MCII Holdings' total common stock, 35.79% of the voting common stock (see footnote (c) above), and each of Messrs. Levy, Lightcap and Ying may be deemed to beneficially own 56.46% of MCII Holdings' total common stock, 59.21% of the voting common stock (see footnote (b) above).

MCII HOLDINGS EQUITY STRUCTURE

    MCII is an indirect, wholly owned subsidiary of MCII Holdings. MCII Holdings has authorized two classes of common stock, a voting and nonvoting class. The voting common stock has one vote per share for the election of directors and all other corporate matters. Except as provided by law, the nonvoting common stock will have no vote on any matter and will not be included in determining the number of shares voting or entitled to vote. Each holder of nonvoting common stock is entitled to convert any or all of its nonvoting shares into an equal number of voting common stock, unless as a result of such conversion, such holder or its affiliates would own a greater quantity of securities than it is permitted to own under any law, regulation order, rule or other requirement of any governmental authority. The stockholders agreement for MCII Holdings contains certain provisions relating to the governance of MCII and restrictions on, and rights in the event of, the transfer of MCII Holdings' common stock. See "Certain Transactions; Relationship with Grupo Dina-Stockholders Agreement."

MANAGEMENT OPTIONS

    Pursuant to the investment agreement, certain key executives of MCII Holdings and MCII may be granted stock options to purchase up to 20% of MCII Holdings' fully diluted common stock. See "Executive Compensation--Management Options."

WARRANTS

    In connection with the equity investment, the equity investors received warrants to purchase up to 10% of the fully diluted common stock of MCII Holdings. The warrants are immediately exercisable at a price equivalent to the value per share at which the equity investors invested in MCII Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               CERTAIN TRANSACTIONS; RELATIONSHIP WITH GRUPO DINA

GENERAL

    Prior to the consummation of the Financial Restructuring and Reorganization Transactions ("Transactions"), we and Autobuses were indirect wholly-owned subsidiaries of Grupo Dina. Grupo Dina is a manufacturer of trucks and is listed on the Bolsa Mexicana de Valores, Mexican Stock Exchange, and the New York Stock Exchange. In the ordinary course of business, we and Autobuses have routinely made purchases and sales of goods and services from Grupo Dina and other affiliated companies. For more information about these historical transactions, see note 24 to our consolidated financial statements.

    JLL owns in excess of 50% of MCII Holdings and MCII Holdings indirectly owns all of the outstanding common stock of MCII. Consequently, and subject to the terms of the stockholders agreement described below, JLL is able to significantly influence such actions as, the election of directors of MCII Holdings, the approval of matters submitted for stockholders approval, or preventing a potential takeover.

    Prior to the consummation of the Transactions, our Autobuses subsidiary obtained certain services from, and provided certain services to, Grupo Dina, and was included as part of Grupo Dina's consolidated group for income tax purposes. In connection with the Transactions, MCII Holdings and we entered into agreements with Grupo Dina that cover transition services, sales, benefit administration services, data center and software administration services, procurement services, purchasing services, transfer of employees and general management services. These agreements resulted from an "arm's-length" negotiation and are on terms that we believe are at least as favorable as the terms that could be obtained by us in comparable transactions made on an arm's-length basis between unaffiliated parties. Grupo Dina and its subsidiaries also have a first right and obligation to supply substantially all non-major component parts to MCII Holdings and its subsidiaries until June, 2014, so long as

    (1) they are sold at a discount below any U.S. or Canadian supplier, and

    (2) they meet quality and delivery standards.

Grupo Dina has agreed not to sell products to MCII Holdings' competitors.

    Additionally, in connection with the Transactions, Autobuses entered into an agreement with Grupo Dina or with one or more of its subsidiaries regarding the exchange of certain of Autobuses' unimproved real property at the Sahagun facility for certain of Grupo Dina's property, general maintenance and security services at the Sahagun facility, and certain administrative and employee services. These agreements resulted from an "arm's-length" negotiation and are on terms that we believe are at least as favorable as the terms that could be obtained by us in comparable transactions made on an arm's-length basis between unaffiliated parties.

    In connection with the Transactions, we made a final distribution to Grupo Dina of approximately $71.4 million. (See "Note 3 to the Consolidated Financial Statements.")

ASSET TRANSFERS

    Concurrent with the consummation of the Transactions, Grupo Dina made certain transfers of its assets and subsidiaries in order to concentrate its core coach business assets at or under us. Specifically:

    - MCII Holdings transferred its Dina Autobuses, S.A. de C.V. subsidiary to us and Autobuses then became our subsidiary. The financial position and results of Autobuses and us are set forth in the consolidated financial statements included elsewhere in this Form 10-K.

    - MCII Holdings transferred its Mexicana de Manufacturas Especiales, S.A. de C.V., subsidiary to Grupo Dina.

    - Autobuses transferred the following immaterial subsidiaries to Grupo Dina, Autopartes Hidalguenses, S.A. de C.V. and Carroceria Sahagun, S.A. de C.V. Carroceria Sahagun was a dormant company with virtually no operations or assets. As at and during the year ended December 31, 1998, Autopartes had revenues, excluding intercompany, operating loss and total assets of approximately $3.7 million, ($0.5 million) and $3.6 million, respectively.

    - Autobuses exchanged certain of its unimproved property in Mexico for unimproved property and two facilities of a Grupo Dina subsidiary.

    - Autobuses transferred to Grupo Dina a group of 240 transit buses that are leased to a company affiliated with Grupo Dina, together with the related lease rights. As at and during the year ended December 31, 1998, Autobuses' financial statements reflected revenues, operating income and net book value of approximately $1.5 million, $0.3 million and $3.0 million, respectively, relating to these leased transit buses.

    - We transferred our Universal Coach Parts Mexico, S.A. de C.V. subsidiary to Grupo Dina and canceled a $7.3 million receivable. As at and during the year ended December 31, 1998, UCP Mexico had revenues, excluding intercompany, operating income and total assets of $17.4 million, $0.6 million and $9.9 million, respectively.

    In addition, Autobuses canceled certain intercompany advances due from Grupo Dina of approximately $115 million which had been previously charged against equity on Autobuses' financial statements.

LICENSE AGREEMENTS

    In connection with the Transactions, MCII Holdings licensed from Grupo Dina certain trademarks, trade names and service marks with respect to the name "Dina" for a perpetual term which is exclusive and royalty-free in the United States, Mexico, Canada, Argentina and Brazil.

OMNIBUS AGREEMENT

    ST. MATTHEWS FACILITY

    In connection with the Transactions, one of our Canadian subsidiaries entered into a sale-leaseback transaction with Grupo Dina for certain tooling and equipment located at the manufacturing facility of Motor Coach Industries Limited, a wholly owned subsidiary of ours, at St. Matthews Avenue, Winnipeg, Manitoba. The purchase price and lease payment were for nominal amounts and the estimated market value of the tooling and equipment is between $2 million and $4 million. We will lease the tooling and equipment for a period of up to three years and prior to the expiration of such lease, we will transfer the manufacturing operations at this facility to a wholly-owned subsidiary of Grupo Dina, who will then manufacture parts for us at this facility.

    LATIN AMERICA RIGHTS

    In the event MCII Holdings determines (i) not to manufacture, distribute or sell its products in any country in Latin America and (ii) that the business should be conducted by a third party, it will offer to Grupo Dina the right to manufacture, distribute, and sell MCII Holdings' products in such country to the extent permitted by law.

    DINA DISTRIBUTION RIGHTS

    In addition, MCII Holdings has a right of first refusal to distribute any of Grupo Dina's body-on-chassis bus products in the United States and Canada that are not distributed by Grupo Dina itself.

The rights are on terms and conditions no less favorable to MCII Holdings and MCII than any other distribution rights granted by Grupo Dina with respect to its products.

MME INVESTMENT

    The equity investors have the right to purchase 20%, and under certain conditions up to 50%, of Mexicana de Manufacturas Especiales, S.A. de C.V., for a price and other terms that are mutually agreeable to the parties.

MCII FINANCIAL SERVICES INC.

    In 1997, MCII and Mr. Gomez Flores and members of his family formed MCII Financial Services Inc., a coach finance company. MCII acquired 25% of the voting common stock and 15,000,000 shares of non-voting preferred stock for $250,000 and $15,000,000 respectively. The remaining 75% of the voting common stock was acquired by the Gomez Flores family members. In 1998, MCII increased its investment by $7,650,000. Financial Services operates independently from MCII and provides conditional sales contracts and operating leases to MCII's customers. Financial Services was created to provide attractive financing alternatives to our coach customers. As an independent company, Financial Services is expected to have better access to funding on competitive terms.

    Financial Services' initial transaction was the purchase of $19,406,000 of loans and $12,742,000 of leases from certain subsidiaries of MCII. MCII has guaranteed the full and prompt collection, under certain circumstances, of the loans sold to Financial Services. MCII received a fairness opinion from an independent third party as to the basis for the selling price of these assets. No gain was recognized on the transaction. During 1998, Financial Services purchased additional loans of $35,519,000 and leases of $3,216,000 from MCII.

    The terms of the business arrangement between MCII and certain of our subsidiaries and Financial Services are governed by a finance services agreement dated as of May 6, 1998. Pursuant to the agreement, Financial Services provides advice and assistance to MCII in marketing MCI-Registered Trademark- coaches, in analyzing the creditworthiness of MCII's customers who are seeking financing, and in documenting financing transactions that are approved by Financial Services. The agreement further provides that MCII will not direct or refer potential customers to any source of financing other than Financial Services. MCII is obligated to pay Financial Services a one percent origination fee for each MCII sale financed by Financial Services.

    MCII is also required under the agreement to remarket motor coaches designated by Financial Services. MCII earns a five percent remarketing fee to be paid out of resale proceeds after MCII's lien has been satisfied. Financial Services has the option to require MCII to repurchase any item of equipment that has been remarketed for more than 150 days, the repurchase price being the greater of (a) fair market value times 95%, or (b) the original invoice price less one percent for each month that has elapsed from the original delivery date to the date MCII receives possession of the equipment. The remarketing obligation expires upon the later of (a) the expiration of the agreement, or
(b) the expiration of all outstanding finance documents, plus one year.

    The finance services agreement has an initial term of ten years, and Financial Services has the right and option to extend the agreement for an additional ten years.

STOCKHOLDERS AGREEMENT

    In connection with the Transactions, Grupo Dina and the equity investors entered into a stockholders agreement governing their ownership of MCII Holdings. The following is a summary of the material terms included in the stockholders agreement. The parties have agreed to modify certain provisions of the stockholders agreement in the event of an initial public offering.

    - The stockholders agreement provides that the board of directors will have seven members, composed of three representatives of Grupo Dina, one of which shall include the CEO of MCII Holdings, and four representatives of JLL Fund III.

    - Subject to certain exceptions, no stockholder other than JLL Fund III may transfer any of its shares prior to June 16, 2004.

    - Certain extraordinary transactions must be approved by at least six directors.

    - Following an initial public offering, the stockholders are entitled to an unlimited number of "piggyback registrations," which allow them to include shares of common stock held by them in certain registrations of common shares by MCII Holdings.

    - All parties to the stockholders agreement have a right to participate proportionately in any sale by JLL Fund III or any permitted sale by Grupo Dina of MCII Holdings' common stock.

    - Grupo Dina entered into certain non-competition agreements with MCII Holdings and its subsidiaries, including MCII, upon any sale of MCII Holdings.

    - Prior to an initial public offering, the stockholders have the right to participate on a pro rata basis in any future private offerings of common stock.

    - Grupo Dina has a right of first offer to purchase the shares held by the equity investors in any permitted sale by JLL Fund III of all of its shares.

                                    PART IV

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    1.1*                Purchase Agreement dated June 14, 1999 among Transportation
                        Manufacturing Operations, Inc., the subsidiary guarantors,
                        CIBC World Market Corp. and Merrill Lynch, Pierce, Fenner &
                        Smith Incorporated. (1.)

    2.1*                Investment Agreement dated June 11, 1999 among Joseph
                        Littlejohn & Levy Fund III L.P., CIBC WG Argosy Merchant
                        Fund 2, L.L.C., Co-Investment Merchant Fund 3, L.L.C., Grupo
                        Dina and MCII Holdings. (1.)

    2.2*                First Amendment to Investment Agreement dated June 16, 1999 among JLL Fund III, CIBC Argosy, Co-Investment Fund 3, Grupo
                        Dina and MCII Holdings. (1.)

    3.1*                Certificate of Incorporation of Transportation Manufacturing
                        Operations, Inc (1.)

    3.2*                Bylaws of Transportation Manufacturing Operations, Inc. (1.)

    3.3*                Certificate of Incorporation of TMO Acquisition Corporation.
                        (1.)

    3.4*                Bylaws of BusLease, Inc. (1.)

    3.5*                Certificate of Incorporation of Transit Bus International,
                        Inc. (1.)

    3.6*                Bylaws of Transit Bus International, Inc. (1.)

    3.7*                Certificate of Incorporation of New Hausman Bus Sales, Inc.
                        (1.)

    3.8*                Bylaws of Hausman Bus Sales, Inc. (1.)

    3.9*                Certificate of Incorporation of Motor Coach Industries, Inc.
                        (1.)

   3.10*                Bylaws of Motor Coach Industries, Inc. (1.)

   3.11*                Certificate of Incorporation of Universal Coach Parts, Inc.
                        (1.)

   3.12*                Bylaws of Universal Coach Parts, Inc. (1.)

    4.1* Indenture dated June 16, 1999 among TMO, the subsidiary guarantors and IBJ Whitehall Bank & Trust Company. (1.)

    4.2*                Registration Rights Agreement dated June 16, 1999 among TMO, the subsidiary guarantors, of CIBC and Merrill Lynch. (1.)

    5.1*                Opinion of Skadden Arps. (1.)

   10.1*                Credit Agreement dated June 16, 1999 among MCII, TMO, The
                        Bank of Nova Scotia, as syndication agent, General Electric
                        Capital Corporation, as documentation agent, and CIBC, as
                        administrative agent, and the lenders party thereto. (1.)

   10.2*                Stockholders Agreement dated June 16, 1999 among MCII
                        Holdings, JLL Fund III, CIBC Argosy, Co-Investment Fund 3,
                        Grupo Dina and Rafael Gomez Flores. (1.)

   10.3*                First Amendment to Stockholders Agreement dated July 16,
                        1999 among MCII Holdings, JLL Fund III, CIBC Argosy,
                        Co-Investment Fund 3, Grupo Dina and Rafael Gomez Flores dated September 23, 1999. (2.)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
   10.4*                Second Amendment to Stockholders Agreement dated August 18,
                        1999 among MCII Holdings, JLL Fund III, CIBC Argosy,
                        Co-Investment Fund 3, Grupo Dina and Rafael Gomez Flores.
                        (2.)

   10.5*                License Agreement dated June 16, 1999 between Grupo Dina and
                        MCII Holdings. (1.)

   10.6*                MCII Holdings (USA), Inc. Management Stock Option Plan. (1.)

   10.7* Non-qualified Stock Option Agreement dated June 16, 1999 between MCII Holdings and Mr. Gomez Flores. (1.)

   10.8*                Omnibus Agreement dated June 16, 1999 among MCII Holdings,
                        Grupo Dina, JLL Fund III, CIBC Argosy and Co-Investment Fund
                        3. (1.)

   10.9*                Employment Agreement dated June 16, 1999 between MCII and
                        Mr. Gomez Flores. (1.)

   12.1*                Ratio of Earnings to Fixed Charges +

   16.1*                Letter regarding change in Certifying Accountant. (3.)

   16.2*                Letter regarding change in Certifying Accountant (4.)

   16.3*                Letter regarding change in Certifying Accountant (5.)

   21.1*                Subsidiaries of MCII (1.)

   25.1*                Statement of Eligibility and Qualification on Form T-1 of
                        IBJ Whitehall. (1.)

   27.1+                Financial Data Schedule.-(Edgar filing only)

   99.1*                Form of Letter of Transmittal. (1.)

   99.2*                Form of Notice of Guaranteed Delivery. (1.)

   99.3*                Form of Letter to Registered Holders. (1.)

------------------------

*   Previously filed.

+   Filed herewith.

------------------------

1. Previously filed and incorporated herein by reference from Registrant's prospectus on Form S-4 dated July 28, 1999.

2. Previously filed and incorporated herein by reference from Registrant's prospectus on amendment number one to Form S-4 dated September 23, 1999.

3. Previously filed and incorporated herein by reference from Registrant's Form 8-K dated October 15, 1999.

4. Previously filed and incorporated herein by reference from Registrant's Form 8-K dated November 16, 1999.

5. Previously filed and incorporated herein by reference from Registrant's Form 8-K dated February 3, 2000.

14(b) Reports on Form 8-K

    On October 8, 1999, the Company issued a report on Form 8-K announcing the dismissal of Arthur Andersen LLP and the hiring of PriceWaterhouseCoopers LLP as its new independent public accountants and auditors. On November 8, 1999 the Company issued a report on Form 8-K announcing the resignation of PriceWaterhouseCoopers as its independent public accountants and auditors. Subsequent to year-end, the Company issued another report on Form 8-K dated February 3 announcing the appointment of Roberto Cordaro as Chief Executive Officer and also announcing that on March 1, 2000, Arthur Andersen LLP were reappointed as the Company's independent public accountants and auditors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

Date: March 30, 2000                                   By:            /s/ TIMOTHY J. NALEPKA
                                                            -----------------------------------------
                                                                        Timothy J. Nalepka
                                                               VICE PRESIDENT, GENERAL COUNSEL AND
                                                                            SECRETARY

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ C. ROBERTO CORDARO
     -------------------------------------------       Chief Executive Officer and    March 30, 2000
                 C. Roberto Cordaro                      Director

                 /s/ MARIO GONZALEZ
     -------------------------------------------       Chief Operating Officer        March 30, 2000
                   Mario Gonzalez

                 /s/ HORST O. SIEBEN
     -------------------------------------------       Chief Financial Officer        March 30, 2000
                   Horst O. Sieben

              /s/ RONALD L. BATCHELDER                 Vice President and
     -------------------------------------------         Corporate Controller,        March 30, 2000
                Ronald L. Batchelder                     Chief Accounting Officer

               /s/ RAFAEL GOMEZ FLORES
     -------------------------------------------       Chairman of the Board and      March 30, 2000
                 Rafael Gomez Flores                     Director

             /s/ GAMALIEL GARCIA CORTES
     -------------------------------------------       Director                       March 30, 2000
               Gamaliel Garcia Cortes

                  /s/ PAUL S. LEVY
     -------------------------------------------       Director                       March 30, 2000
                    Paul S. Levy

                /s/ JEFFREY LIGHTCAP
     -------------------------------------------       Director                       March 30, 2000
                  Jeffrey Lightcap

                   /s/ DAVID YING
     -------------------------------------------       Director                       March 30, 2000
                     David Ying

                 /s/ FRANK RODRIGUEZ
     -------------------------------------------       Director                       March 30, 2000
                   Frank Rodriguez