Form 10-Q
period 2000-03-31
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2000-05-15
CIK 906196

            SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2000

                          Commission File No. 333-08871

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      86-0706940
           --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 10 EAST GOLF ROAD, DES PLAINES, ILLINOIS 60016
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 299-9900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                                     ----

     The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of March 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information, in accordance with generally accepted accounting principles, has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Motor Coach Industries International, Inc. Annual Report on Form 10-K dated December 31, 1999. In the opinion of management, these statements contain all adjustments consisting of only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000, and December 31, 1999 and results of operations and cash flows for the three month periods ended March 31, 2000, and March 31, 1999. The 2000 interim results reported herein may not necessarily be indicative of results of operations for the full year 2000.

FORWARD-LOOKING STATEMENTS

The Company makes "forward-looking statements" throughout this form 10-Q. Whenever the reader reads a statement that is not simply a statement of historical fact, such as when the Company describes what it "believes" "expects" or "anticipates" will occur, and other similar statements, the reader must remember that the Company's expectations may not be correct, even though it believes they are reasonable. The reader is cautioned not to put undue reliance on any forward-looking statement.

The reader should understand that a number of factors, in addition to those discussed herein, could affect the Company and could cause its results to differ materially from those expressed in such forward-looking statements. Among these factors are: (1) increased competition in those markets, (2) the Company's substantial leverage and uncertainties associated with servicing its debt, (3) changes in laws or regulations and approvals and decisions of courts, regulators and governmental bodies, (4) uncertainties associated with the general economic conditions in our markets, (5) dependence on the inter-city coach and transit bus industries, (6) changes in product demand,
(7) changes in customer concentration, (8) interest rate fluctuations, (9) risks associated with Mexican operations, (10) foreign currency risks and
(11) dependence on suppliers. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond our control. The Company does not intend, and undertakes no obligation, to update these forward-looking statements.

                 MOTORCOACH INDUSTRIES INTERNATIONAL INC.
                 UNAUDITED CONSOLIDATED INCOME STATEMENT
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------------
(DOLLARS IN THOUSANDS)                                                       2000                     1999
----------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                                     $157,249                 $242,505
     Finance income                                                               2,298                      708
                                                                           -------------            ------------
Total revenues                                                                  159,547                  243,213

Operating costs and expenses:
     Cost of sales (exclusive of items shown separately below)                  120,985                  184,899
     Interest expense, finance operations                                         1,395                      690
     Depreciation and amortization                                                6,411                    6,376
     Research and development expenses                                            2,415                    2,406
     Selling, general and administrative expenses                                23,250                   24,962
                                                                           -------------            ------------
Total operating costs and expenses                                              154,456                  219,333

Operating income                                                                  5,091                   23,880

Other income and (expense):
     Interest income (expense)                                                  (14,627)                 (6,353)
     Interest (expense) pushed down from related party                                -                  (6,373)
     Foreign currency translation gain (loss)                                      (185)                 (1,003)
     Other Income (expense)                                                        (857)                 (1,210)
                                                                           -------------            ------------
Total other income and (expense)                                                (15,669)                (14,939)

Income before income taxes                                                      (10,578)                   8,941
Income taxes (benefit)                                                           (2,343)                   8,499
                                                                           -------------            ------------
Net income (loss)                                                              $ (8,235)                $    442
                                                                           =============            ============

The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                    MARCH 31,                 DECEMBER 31,
(DOLLARS IN THOUSANDS)                                               2000                        1999
----------------------------------------------------------------------------------------------------------
                     ASSETS
Current Assets:
     Cash and cash equivalents                                      $16,616                     $15,630
     Trade and other accounts receivable, net                       123,871                     145,691
     Current portion of notes receivable, net                        18,348                      17,483
     Inventories, net                                               255,961                     217,083
     Deferred income taxes                                           33,612                      25,489
     Other current assets                                             6,330                       4,751
                                                                  ---------                    --------
        Total Current Assets                                        454,738                     426,127

Property, plant and equipment, net                                  107,095                     110,470
Notes receivable, net                                                73,467                      57,771
Investments in affiliates                                            24,051                      23,820
Intangible assets, net                                              210,922                     212,723
Deferred income taxes, non-current                                   19,638                      19,975
Other non-current assets                                             36,416                      40,388
                                                                   --------                    --------
        Total Assets                                               $926,327                    $891,274
                                                                   ========                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable                                              $106,631                     $90,183
     Accrued compensation                                             8,917                       9,149
     Accrued warranties                                              12,912                      13,365
     Accrued income taxes                                             7,414                       4,695
     Self insurance reserves                                          3,401                       3,101
     Net liabilities of discontinued operations                       3,956                       3,949
     Other current liabilities                                       36,381                      31,832
                                                                    -------                    --------
        Total Current Liabilities                                   179,612                     156,274

Long-term debt                                                      555,757                     536,534
Pensions and other benefits                                          17,147                      16,689
Deferred income taxes                                                13,886                      11,893
Other deferred items and self-insurance reserves                     13,681                      14,767
                                                                     ------                     --------

        Total Liabilities                                           780,083                     736,157
                                                                    -------                     -------

Stockholder's Equity
      Common stock (1000 shares
      authorized, issued and outstanding) and                       341,813                     341,813
        additional paid-in capital
      Accumulated deficit                                          (175,486)                   (167,250)
      Accumulated other comprehensive income                        (20,083)                    (19,446)
                                                                   --------                    ---------

        Total Stockholder's Equity                                  146,244                     155,117
                                                                  ---------                     -------

        Total liabilities and Stockholder's equity                 $926,327                    $891,274
                                                                   ========                    ========

The accompanying notes are an integral part of these statements.

                    MOTORCOACH INDUSTRIES INTERNATIONAL INC.
                 UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
(DOLLARS IN THOUSANDS)                                                           2000          1999
--------------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used In) Operating Activities
     Net income                                                                  $   (8,235)   $    442
     Adjustments to Reconcile Net Income to Net Cash
     Provided By (Used In) Operations:
           Depreciation and amortization                                              6,411       6,376
           Deferred income taxes                                                     (5,793)        916
           Gain (loss) on sale of property and notes receivable                         (88)        423
           Non-cash interest expense pushed down from related party                       -       6,373
           Other non-cash interest expense                                              781           -
           Other non-cash items                                                         (63)      5,365
           All other operating activities                                             5,763     (18,146)
                                                                                 ----------    --------

Net Cash Provided By (Used In) Operating Activities                                  (1,224)      1,749
                                                                                 ----------    --------

Cash Flows Provided By (Used In) Investing Activities
          Capital expenditures                                                      ( 3,427)     (2,959)
          Proceeds from sale of property and investments                              2,968       8,677
          Change in notes receivable                                                (16,561)      2,133
          Discontinued operations, net changes                                            7         666
                                                                                 ----------    --------

Net Cash Provided By (Used In) Investing Activities                                 (17,013)      8,517
                                                                                 ----------    --------
Cash Flow Provided By (Used In) Financing Activities
         Payment of term B loan principal                                              (833)          -
         Net change in other long-term borrowings                                        56       1,581
         Net change in related party receivables, payables                                -           -
         Dividends paid to parent company                                                 -      (3,000)
         Net change in bank credit facilities                                        20,000           -
                                                                                 ----------    --------

       Net Cash Provided By (Used In) Financing Activities                           19,223      (1,419)
                                                                                 ----------    --------

Net Increase (Decrease) in Cash                                                         986       8,847

Cash and Cash Equivalents at Beginning of Period                                     15,630      24,038
                                                                                 ----------    --------

Cash and Cash Equivalents at End of Period                                        $  16,616    $ 32,885
                                                                                 ==========    ========

 The accompanying notes are an integral part of these statements

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The Company is a wholly owned subsidiary of MCII Holdings (USA), Inc. These unaudited financial statements present the accounts of Motor Coach Industries International Inc. ("MCII") together with its subsidiaries (the "Company"). The Company's principal operating subsidiaries are Motor Coach Industries, Inc. ("MCI-U.S."), Motor Coach Industries Limited ("MCI-Canada"), Hausman Bus Sales, Inc. ("HBSI"), Universal Coach Parts, Inc. ("UCP"), and Dina Autobuses S.A. de C.V. ("Autobuses").

All significant inter-company balances and transactions have been eliminated upon consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

NOTE 2- INVENTORIES

Inventories consisted of the following (dollars in thousands):



                                     MARCH 31, 2000      DECEMBER 31, 1999
                                     --------------      -----------------
Raw Material                          $      42,718          $      42,865
Work in Process                              44,161                 41,513
Finished Goods                              199,079                163,634
                                      -------------         --------------
                                            285,958                248,012
Inventory Reserves                          (29,997)               (30,929)
                                      -------------         --------------
Total                                $      255,961         $      217,083
                                     ==============         ==============

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - REVENUES, GROSS PROFIT AND OPERATING INCOME, SUPPLEMENTARY INFORMATION

Revenues, gross profit and operating income for the three months ended March 31, 2000 and 1999 were as follows:


                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                         ------------------------
                                                            2000          1999
(dollars in thousands)                                   ------------------------
Revenues:
              Coach Sales                                $  117,509   $  191,096
              Customer Support Business                      39,740       50,557
              Finance                                         2,298        1,560
                                                         ------------------------
                                                         $  159,547   $  243,213
                                                         ========================

Gross profits:
              Coach Sales                                $   24,110   $   45,365
              Customer Support Business                       9,366       10,396
              Finance                                           903          843
                                                         ------------------------
                                                         $   34,379   $   56,604
                                                         ========================

Operating income (loss):
              Coach Sales                                $    3,092   $   17,909
              Customer Support Business                       2,488        6,131
              Finance                                          (489)        (160)
                                                         ------------------------
                                                         $    5,091   $   23,880
                                                         ========================

Total assets as of March 31, 2000 were as follows (dollars in thousands):

              Coach Sales                                     $   607,663
              Customer Support Business                           201,171
              Finance                                             117,493
                                                              -----------
                                                              $   926,327
                                                              ===========

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2000 and 1999, the Company's comprehensive income included net income and foreign currency translation losses. The foreign currency translation losses totaled $637,000 and $1,305,000 for the three months ended March 31, 2000 and 1999 respectively. Therefore, total comprehensive income/(loss) was ($8,872,000) for the three months ended March 31 2000, compared with ($863,000) for the comparable period of 1999.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5- RELATED PARTY TRANSACTIONS

Related party transactions for the three months ended March 31, 2000 and 1999 were as follows:


(dollars in thousands)
                                                              2000                   1999
                                                          -----------------------------------
Purchases from affiliated companies:
              Goods                                             $    2,257        $       936
              Services                                               1,083              1,205
                                                           -----------------------------------
                                                                $    3,340        $     2,141
                                                           ===================================

Sales to affiliated companies:
              Goods                                             $      494        $       753
                                                           ===================================

Charges from affiliated Companies:
              MCII Financial Services                           $      622        $       398
              Grupo Dina Royalties                                       -              1,558
              Grupo Dina Management Fee                                  -                250
                                                           -----------------------------------
                                                                $      622        $     2,206
                                                           ===================================

NOTE 6.  CHANGES IN OTHER OPERATING ACTIVITIES

Changes in other operating activities for the three months ended March 31, 2000 and 1999 consisted of:


(Dollars in Thousands)                                         2000                   1999
                                                          -----------------------------------
Decrease (increase) in accounts receivable                  $       20,951       $    (31,314)
Decrease (increase) in inventories                                 (34,598)             7,324
Increase (decrease) in accounts payable                             16,448               (711)
Increase (decrease) in accrued income taxes                          2,719             (3,225)
All other changes, net                                                 243              9,780
                                                           -----------------------------------
Changes in other operating activities                       $        5,763       $    (18,146)
                                                           ===================================

NOTE 7. - COMMITMENTS AND CONTINGENT LIABILITIES

The Company's Canadian income tax returns for 1982 through 1992 are currently under review by Canada Customs and Revenue Agency ("CCRA"). Authorities have proposed imputing additional income related to transactions with a U.S.
based subsidiary of the Company. A formal reassessment has been issued by CCRA on the 1985 return. A notice of objection has been filed by the Company for 1985. In the event of an adverse judgment, the additional income taxes for 1982 through 1992 could amount to $24,000,000 plus interest of approximately $57,000,000 and, in addition, the Company may be subject to potential reassessments for the years subsequent to 1992 on the same basis which could result in additional income taxes and interest. These amounts are all before recoveries of U.S. federal income taxes which may be available to offset a portion of any additional taxes paid to Canada as these years are still open for U.S. Federal income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a portion of any ultimate liability owed as a result of this issue would be treated as an adjustment of Dina's purchase price on acquiring the Company, resulting in an increase of purchase goodwill. (If the ultimate liability were $81,000,000, then approximately $48,000,000 would be a purchase accounting adjustment.) Based on its review of current relevant information, including the advice of outside counsel, the Company is of the opinion that CCRA's arguments are without merit and that any liability from this matter will not be material to its financial condition or results of operations.

                      MOTOR COACH INDUSTRIES INTERNATIONAL INC.

NOTE 8 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                            -----------------------------------------
                                                           MCII       GUARANTORS   NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                        ----------    ----------   --------------     ------------    ------------
                                                                                      (DOLLARS IN THOUSANDS)
Revenue...............................................  $       -      $ 138,108    $  64,020           $ (42,581)      $  159,547

Cost of sales (exclusive of items shown
   separately below)..................................          -        105,486       58,080             (42,581)         120,985
Interest expense, finance operations..................          -          1,395            -                   -            1,395
Depreciation & amortization expense...................        115          2,900        3,396                   -            6,411
Research and development expense......................          -          1,315        1,100                   -            2,415
Tax profit allocation MCI/MCI Ltd.....................          -          7,569       (7,569)                  -                -
Selling, general and administrative...................      2,991         13,952        6,307                   -           23,250
                                                        ----------     ----------   -----------         ----------       ---------

Operating income (loss)...............................     (3,106)         5,491        2,706                   -            5,091

Interest (expense) income.............................    (13,193)        (1,516)          82                   -          (14,627)
Foreign currency translation gain (loss)..............         (8)           209         (386)                  -             (185)
Other income (expense)................................          -           (128)        (729)                  -             (857)
                                                        ----------     ----------   -----------         ----------       ---------
                                                          (13,201)        (1,435)      (1,033)                  -          (15,669)
                                                        ----------     ----------   -----------         ----------       ---------

Income (loss) before income taxes.....................    (16,307)         4,056        1,673                   -          (10,578)
Income taxes..........................................     (6,877)         2,121        2,413                   -           (2,343)
                                                        ----------     ----------   -----------         ----------       ---------
                                                        $  (9,430)     $   1,935    $    (740)          $       -        $  (8,235)
                                                        ----------     ----------   -----------         ----------       ---------
                                                        ----------     ----------   -----------         ----------       ---------

                  MOTOR COACH INDUSTRIES INTERNATIONAL INC.

NOTE 8 - GUARANTOR CONDENSED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                         ----------------------------------------------------------------------
                                                         MCII     GUARANTORS    NON-GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                                         ----     ----------    --------------   ------------      ------------
                                                                              (DOLLARS IN THOUSANDS)

Revenue                                               $     -        $209,257          $ 98,508      $(64,552)         $ 243,213

Cost of sales (exclusive of items shown separately          -         161,138            84,064       (60,303)           184,899
below)
Interest expense, finance operations                        -             640                50             -                690
Depreciation & amorization expense                         61           2,603             3,712             -              6,376
Research and development expenses                           -           1,557               849             -              2,406
Tax profit allocation-MCI/MCI Ltd.                          -          12,763           (12,763)            -                  -
Selling, general and marketing expenses                   (32)         14,179            10,710           105             24,962
                                                      --------       --------          --------      --------           --------

Operating income (loss)                                   (29)         16,377            11,886        (4,354)            23,880
                                                      --------       --------          --------      --------           --------

Interest (expense) income                              (1,090)         (3,465)              212        (1,304)            (5,647)
Interest expense pushed down from related party        (6,373)              -                 -             -             (6,373)
Foreign currency translation gain (loss)                    -               -            (1,003)            -             (1,003)
Other income (expense)                                    100          (1,161)             (855)            -             (1,916)
                                                      --------       --------          --------      --------           --------

                                                       (7,363)         (4,626)           (1,646)       (1,304)           (14,939)
                                                      --------       --------          --------      --------           --------

 Income (loss) before income taxes                     (7,392)         11,751            10,240        (5,658)             8,941
 Income taxes                                            (565)          5,076             3,988             -              8,499
                                                      --------       --------          --------      --------           --------

 Net income (loss)                                    $(6,827)       $  6,675          $  6,252      $ (5,658)          $    442
                                                      ========       ========          ========      ========           ========


                       MOTOR COACH INDUSTRIES INTERNATIONAL INC.

NOTE 8. GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                          CONDENSED CONSOLIDATED BALANCE SHEET

                                                              For the Three Months Ended March 31, 2000
                                                ----------------------------------------------------------------------
                                                  MCII       Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                ----------   ----------   --------------   ------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS

Current Assets:
    Cash and cash equivalents                    $  3,990    $   2,543      $  10,083       $       -       $  16,616
    Trade and other accounts receivable               631       70,999         52,241               -         123,871
    Intercompany receivables (payables)           775,115     (550,320)       (15,339)       (209,456)              -
    Current portion of notes receivable                 -       17,789            559               -          18,348
    Inventories                                         -      190,037         67,424          (1,500)        255,961
    Deferred incomes taxes                         16,664       15,293          1,655               -          33,612
    Other current assets                            2,231        2,751          1,348               -           6,330
                                                 --------    ---------      ---------       ---------        --------

Total Current Assets                              798,631     (250,908)       117,971        (210,956)        454,738

    Property plant & equipment                      1,067       51,036         55,023             (31)        107,095
    Notes receivable                                    -       70,664          2,803               -          73,467
    Investments in affiliates                     160,581            -             38        (136,568)         24,051
    Intangibles assets                              1,717      140,340         68,865               -         210,922
    Deferred Income taxes, non-current                  -        3,840         15,798               -          19,638
    Other non-current assets                       20,249        8,250          7,917               -          36,416
                                                 --------    ---------      ---------       ---------        --------
Total Assets                                     $982,245    $  23,222      $ 268,415       $(347,555)       $926,327
                                                 ========    =========      =========       =========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
    Accounts payable                             $  2,209    $ 61,362       $ 43,060        $       -        $106,631
    Accrued compensation and other benefits           903       3,509          4,505                -           8,917
    Accrued warranties                                  -       9,990          2,922                -          12,912
    Accrued income taxes                            1,969        (361)         5,806                -           7,414
    Self insurance reserves                         3,401           -              -                -           3,401
    Net liabilities of discontinued operations          -       3,956              -                -           3,956
    Other current liabilities                      12,053       6,135         18,193                -          36,381
                                                 --------    ---------      ---------       ---------        --------
Total Current Liabilities                          20,535      84,591         74,486                -         179,612

    Long-term debt                                555,757           -              -                -         555,757
    Pensions and other benefits                    12,890           -          4,257                -          17,147
    Deferred income taxes                           2,289       5,646          5,951                -          13,886
    Other deferred items &
       self insurance reserves                       4,759      8,922              -                -          13,681
                                                 --------    ---------      ---------       ---------        --------
Total Liabilities                                 596,230      99,159         84,694                -         780,083

Stockholder's Equity
    Common stock and additional paid-in capital   578,463      98,456        120,623         (455,729)        341,813
    Accumulated deficit                          (192,412)   (174,393)        82,876          108,443        (175,486)
    Accumulated other comprehensive income            (36)          -        (19,778)            (269)        (20,083)
                                                 --------    ---------      ---------       ---------        --------
Total Stockholder's Equity                        386,015     (75,937)       183,721         (347,555)        146,244

Total Liabilities and Stockholder's Equity       $982,245     $23,222       $268,415        $(347,555)       $926,327
                                                 ========    =========      =========       =========        ========

                        MOTOR COACH INDUSTRIES INTERNATIONAL INC.

NOTE 8 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                       CONDENSED CONSOLIDATED BALANCE SHEET--1999


                                                                      December 31, 1999
                                                -----------------------------------------------------------
                                                                         Non
                                                MCII     Guarantors   Guarantors Eliminations Consolidated
                                                ----     ----------   ---------- ------------ -------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents..............    $   4,163   $   2,204   $   9,263   $       -    $  15,630
   Trade and other accounts receivable...        6,782      91,407      47,502           -      145,691
   Intercompany receivables/(payables)...      758,889    (543,678)     (5,755)   (209,456)           -
   Current portion of notes receivable...            -      16,924         559           -       17,483
   Inventories...........................            -     163,478      55,105      (1,500)     217,083
   Deferred income taxes.................        7,146      16,546       1,797           -       25,489
   Other current assets..................          653       2,920       1,178           -        4,751
                                             ---------   ---------   ---------   ---------    ---------
Total Current Assets.....................      777,633    (250,199)    109,649    (210,956)     426,127
                                             ---------   ---------   ---------   ---------    ---------
   Property, plant and equipment.........        1,161      52,681      56,659         (31)     110,470
   Notes receivable......................            -      54,833       2,938           -       57,771
   Investments in affiliates.............      160,388           -           -    (136,568)      23,820
   Intangible assets.....................        1,729     141,374      69,620           -      212,723
   Deferred income taxes non-current.....        1,483       2,694      15,798           -       19,975
   Other non-current assets..............       20,811      11,844       7,733           -       40,388
                                             ---------   ---------   ---------   ---------    ---------
Total Assets.............................    $ 963,205   $  13,227   $ 262,397   $(347,555)   $ 891,274
                                             ---------   ---------   ---------   ---------    ---------
                                             ---------   ---------   ---------   ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................    $   2,541   $  48,034   $  39,608   $       -    $  90,183
  Accrued compensation...................        1,195       3,861       4,093           -        9,149
  Accrued warranties.....................            -      10,115       3,250           -       13,365
  Accrued income taxes...................        1,084        (183)      3,794           -        4,695
  Self insurance reserves................        3,101           -           -           -        3,101
  Net liabilities of discontinued
    operations...........................            -       3,949           -           -        3,949
  Other current liabilities..............        7,017       8,811      16,004           -       31,832
                                             ---------   ---------   ---------   ---------    ---------
Total Current Liabilities................       14,938      74,587      66,749           -      156,274
  Long-term debt.........................      536,534           -           -           -      536,534
  Pensions and other benefits............       12,393           -       4,296           -       16,689
  Other deferred items and self
    insurance reserves...................        6,169       8,598           -           -       14,767
  Deferred income taxes..................          853       4,786       6,254           -       11,893
                                             ---------   ---------   ---------   ---------    ---------
Total Liabilities........................      570,887      87,971      77,299           -      736,157
                                             ---------   ---------   ---------   ---------    ---------
Stockholder's Equity:
  Common Stock and additional paid-in
    capital..............................      578,463      98,456     120,623    (455,729)     341,813
  Accumulated deficit....................     (186,109)   (173,200)     83,616     108,443     (167,250)
  Accumulated other comprehensive
    income...............................          (36)          -     (19,141)       (269)     (19,446)
                                             ---------   ---------   ---------   ---------    ---------
Total Stockholder's Equity...............      392,318     (74,744)    185,098    (347,555)     155,117
                                             ---------   ---------   ---------   ---------    ---------
Total Liabilities & Stockholder's Equity.    $ 963,205   $  13,227   $ 262,397   $(347,555)   $ 891,274
                                             ---------   ---------   ---------   ---------    ---------
                                             ---------   ---------   ---------   ---------    ---------

                       MOTOR COACH INDUSTRIES INTERNATIONAL INC.

NOTE 8 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

                                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                            -----------------------------------------
                                                           MCII       GUARANTORS    NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                        ----------    ----------    --------------     ------------    ------------
                                                                                       (DOLLARS IN THOUSANDS)
Cash Flows Provided By (Used in) Operating Activities

Net income............................................  $  (9,430)     $   1,935     $     (740)         $       -       $ (8,235)
Adjustments to Reconcile Net Income to Net Cash
Provided By (Used in) Operations:
   Depreciation and amortization......................        115          2,900          3,396                  -          6,411
   Deferred income taxes..............................     (6,599)           967           (161)                 -         (5,793)
   Gain (loss) on sale of property and income
     receivable.......................................          -            (88)            -                   -            (88)
   Other non-cash interest expense....................        781              -             -                   -            781
   Other non-cash items...............................          -         (1,011)           948                  -            (63)
   All other operating activities.....................     11,972          4,799        (11,008)                 -          5,763
                                                        ----------     ----------    -----------         ----------      ---------
Net Cash Provided By (Used in) Operating Activities...     (3,161)         9,502         (7,565)                 -         (1,224)
                                                        ----------     ----------    -----------         ----------      ---------

Cash Flows Provided By (Used in) Investing Activities
   Cash expenditures..................................         (9)        (2,219)        (1,199)                 -         (3,427)
   Proceeds from sale of property and investments.....          -          2,968              -                  -          2,968
   Change in notes receivable.........................          -        (16,561)             -                  -        (16,561)
   Discontinued operations, net changes...............          -              7              -                  -              7
                                                        ----------     ----------    -----------         ----------      ---------
Net Cash Provided By (Used in) Investing Activities            (9)       (15,805)        (1,199)                 -        (17,013)
                                                        ----------     ----------    -----------         ----------      ---------

Cash Provided By (Used in) Financing Activities
   Payment of term of loan principal..................       (833)             -              -                  -           (833)
   Net change in other long-term borrowings...........         56                                                              56
   Net change in related party receivables, payables..    (16,226)         6,642          9,584                  -              -
   Net change in bank credit facilities...............     20,000              -              -                  -         20,000
                                                        ----------     ----------    -----------         ----------      ---------
Net Cash Provided By (Used in) Financing Activities...      2,997          6,642          9,584                  -         19,223
                                                        ----------     ----------    -----------         ----------      ---------

Net Increase (Decrease) in Cash.......................       (173)           339            820                  -            986

Cash and Cash Equivalents at Beginning of Period......      4,163          2,204          9,263                  -         15,630
                                                        ----------     ----------    -----------         ----------      ---------
Cash and Cash Equivalents at End of Period............  $   3,990      $   2,543     $   10,083          $       -       $ 16,616
                                                        ----------     ----------    -----------         ----------      ---------
                                                        ----------     ----------    -----------         ----------      ---------

                        MOTOR COACH INDUSTRIES INTERNATIONAL INC.

NOTE 8 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                                         -----------------------------------------
                                                        MCII       GUARANTORS      NON-GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                                     ----------    ----------      --------------     ------------    ------------
                                                                                      (DOLLARS IN THOUSANDS)
Cash Flows Provided By (Used In) Operating Activities
Net Income                                                  $(6,827)   $  6,675       $  6,252       $ (5,658)    $    442
Adjustments to Reconcile Net Income to Net Cash
Provided By (Used In) Operations:
     Depreciation and amortization                               61       2,603          3,712              -        6,376
     Deferred income taxes                                    1,035         182           (301)             -          916
     Non-cash interest expense pushed down from               6,373           -              -              -        6,373
     related party
     Gain on sale of property and notes receivable                0         125            298              -          423
     Other non-cash items                                     3,717      (7,935)         9,583              -        5,365
     All other operating activities                          (5,694)    (23,140)         5,030          5,658      (18,146)
                                                           --------    --------       --------       --------     --------

Net Cash Provided By (Used In) Operating Activities          (1,335)    (21,490)        24,574              -        1,749
                                                           --------    --------       --------       --------     --------

Cash Flows Provided By (Used In) Investing Activities
     Capital expenditures                                      (118)     (1,580)        (1,261)             -       (2,959)
     Proceeds from sale of property and investments               -       2,490          6,187              -        8,677

     Change in notes receivable                                   -       2,012            121              -        2,133
     Discontinued operations, net changes                         -         666                             -          666
                                                           --------    --------       --------       --------     --------
Net Cash Provided By (Used In) Investing Activities            (118)      3,588          5,047              -        8,517
                                                           --------    --------       --------       --------     --------

Cash Provided By (Used In) Financing Activities
     Net change in other long-term borrowings                16,000           -        (14,419)             -        1,581
     Net change in related party receivables, payables       (1,962)      1,060            902              -            -
     Dividends paid to parent company                        (3,000)          -              -              -       (3,000)
                                                           --------    --------       --------       --------     --------

Net Cash Provided By (Used In) Financing Activities          11,038       1,060        (13,517)             -       (1,419)
                                                           --------    --------       --------       --------     --------

Net Increase (Decrease) in Cash                               9,585     (16,842)        16,104              -        8,847

Cash and Cash Equivalents at Beginning of Period              5,415      12,368          6,255              -       24,038
                                                           --------    --------       --------       --------     --------
Cash and Cash Equivalents at End of Period                 $ 15,000    $ (4,474)        22,359       $      -     $ 32,885
                                                           ========    ========       ========       ========     ========

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2000, the Company executed two amendments to its $445 million Senior Credit Facility dated June 16, 1999 ("Credit Agreement"), which provides the Company the opportunity to complete an asset securitization agreement on its long-term receivables and finance leases, allows for increases in the revolving credit line by up to $60 million and also redefines certain loan covenant provisions continued in the Credit Agreement. In conjunction with the execution of the amendments, MCII Holdings, (USA), (the "Parent Company"), issued additional shares of its common stock to an investment group led by Joseph Littlejohn a Levy Fund III L.P. ("JLL Fund III") in exchange for $50 million in cash and the Parent Company subsequently made an additional capital contribution in the company. These funds will be used by the company to pay down existing borrowings. The Company has completed all loan covenant calculations as of March 31, 2000 under the appropriate definitions which pertain to the period ending
March 31, 2000, and are in compliance with all such covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On June 16, 1999, MCII Holdings (USA), Inc. ("The Parent Company") completed a plan to financially restructure and reorganize itself. This move was necessitated because the Parent Company did not anticipate being able to generate sufficient cash flow to fund both its short term requirements for the debt payments and working capital needs and meet the required expiration of the Senior Credit Facility. On June 16, 1999 the Parent Company received $175 million from an investment group led by Joseph Littlejohn & Levy Fund III, in exchange for a 61% equity investment in the Parent, $50 million in Senior Notes of the Parent Company and warrants to purchase up to an additional 10% of the Parent Company's common stock on a fully dilutive basis. Consorcio G. Grupo Dina, S.A. de C.V. ("Grupo Dina") now owns a minority interest in the Parent Company. The Parent Company then made an additional $175 million equity investment in the Company. The Company also secured a $445 million Senior Secured Credit Facility and issued approximately $152 million of 11 1/4 % Senior Subordinated Note due 2009 at a discount of 98.575%. The $445 million Senior Secured Credit Facility consists of $333 million variable rate term loans due in 2006 and a $112 million revolving credit agreement due in 2005. The Company, as of March 31, 2000, had $75 million of outstanding borrowings under the revolving credit agreement. As part of the financial restructuring and reorganization, the Parent Company retained ownership of Transportation Manufacturing Operations ("TMO") and Dina Autobuses, S.A. de C.V. ("Autobuses") and transferred its' interest in its' other minor Mexican subsidiaries to Grupo Dina. Autobuses has become a subsidiary of TMO and TMO's name was officially changed to Motor Coach Industries International, Inc. (MCII).

The Company's total debt to equity ratio increased from 78% as of December 31, 1999 to 79% on March 31, 2000. The Company incurred $3.4 million in capital expenditures during the first three months of 2000. These expenditures were largely financed through the use of additional debt. The Company will reduce its total debt to equity ratio during 2000 as a result of events that occurred subsequent to quarter-end (see Subsequent Event section below). The Company's working capital, excluding cash and cash equivalents, also increased from $254.2 million at the end of 1999 to $258.5 million on March 31, 2000.

Net cash used in operating activities during the first three months of 2000 totaled $1.2 compared to $1.7 million of cash provided by operating activities for the comparable period of 1999. The major cause for the decrease in net cash from operating activities is due to the net loss of $8.2 million realized in 2000.

Net cash used in investing activities totaled $17.0 million for the first three months of 2000 compared to $8.5 million in cash provided from investing activities during the same period of 1999. Capital expenditure of $3.4 million for the first three months of 2000 were $0.4 million higher than the same period of 1999. Proceeds from the sales of property and investments of $3.0 million compared to $8.7 million from the same period of last year consisting primarily of proceeds from the sale of leased buses. The Company also had $16.6 million of cash used during the first three months of 2000 in the additional leasing of buses to customers compared to a $ 2.1 million of net cash received for the comparable period of 1999 from the collection of notes receivable.

Net cash provided by financing activities of $19.2 for the three months ended March 31, 2000 compared to $1.4 million of cash used in financing activities for the comparable period of 1999. The cash provided from financing activities in 2000 is from additional borrowings under its long-term credit facility while the cash used in 1999 was primarily due to a dividend paid to the Parent Company.

SUBSEQUENT EVENTS

Subsequent to March 31, 2000, the Company executed two amendments to its $445 million Senior Credit Facility dated June 16, 1999 ("Credit Agreement"), which provides the Company the opportunity to complete an asset securitization agreement on its long-term receivables and finance leases, allows for increases in the revolving credit line of up to $60 million and also redefines certain loan covenant provisions contained in the Credit Agreement. In conjunction with the execution of the amendments, the Parent Company issued additional shares of its common stock to an investment group led by JLL Fund III in exchange for $50 million in cash and the Parent Company subsequently made an additional capital contribution in the company. These funds will be used by the company to pay down existing borrowings. The Company's pro-forma debt to equity ratio, after considering the effect of the additional equity investment and subsequent pay down of existing borrowings would be 72%. The Company would also have pro-forma additional available borrowing of $77 million as of March 31, 2000 and up to $137 million under the increased credit line. The Company has completed all loan covenant calculations as of March 31, 2000 under the appropriate definitions which pertain to the period ending March 31, 2000 and is in compliance with all such covenants.

                 COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000
              AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

OVERVIEW

Revenues for the three months ended March 31, 2000 were $159.5 million, a decrease of $83.7 million from $243.2 million in 1999. Included with 1999 revenues was approximately $7.3 million in revenue realized from subsidiary operations that were contributed to Grupo Dina as part of the financial restructuring plan completed on June 16, 1999. The year-over-year revenue decline, excluding this 1999 revenue, would have been $76.4 million or 31.4%.

Gross profit for the three months ended March 31, 2000, was $34.4 million, a decrease of $22.2 million or 39% from $56.6 million from the comparable period of 1999. The Company's gross profit margin decreased from 23.3% in 1999 to 21.5% in 2000, primarily due to new product start-up costs and unabsorbed fixed costs at the Mexican manufacturing facility.

Selling, general and administrative expenses for the three months ended March 31, 2000 of $23.3 million decreased 6.8% from $25.0 million for the comparable period of 1999. The decrease in selling, general and administrative is due to a decrease of approximately $2.4 million in royalty and management fees charged by Grupo Dina during the first three months of 1999 that did not reoccur during the comparable period of 2000 as a result of the financial restructuring. Partially offsetting this decrease is higher professional fees incurred during the first quarter of 2000.

Operating income for the three months ended March 31, 2000 of $5.1 million was $18.8 or 79% below the same period of 1999. The Company's operating income margin decreased from 9.8% in 1999 to 3.2% during 2000.

Interest expenses for the Company for the three months ended March 31, 2000 increased $1.9 million or 15% from the comparable period of 1999 due primarily to higher average borrowings.

Foreign currency translation losses of $.2 million for 2000 compared to a $1.0 million loss for 1999 was primarily due to peso fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary

The Company recognized other expense of $.9 million for the three months ended March 31, 2000 compared to $ 1.2 million for the same period of 1999. These expenses are primarily due to losses on the disposal of fixed assets in Mexico.

Income taxes for the three months ended March 31, 2000 decreased $10.8 million from the comparable period of 1999. This decrease is due to a reduction of $19.5 million in income before taxes on a quarter over quarter basis and the impact of the 1999 non-deductible interest expense of $6.4 million associated with the push-down of Parent Company debt.

COACH SALES

Revenues from coach sales of $117.5 million for the three months ended March 31, 2000, decreased by $73.6 million or 39% from the comparable period of 1999. Revenue from new coaches decreased by $54.1 million or 33% as sales of new inter-city coaches totaled 353 units (309 units in the United States and Canada) compared to 507 units (460 units in the United States and Canada) during the same period of the prior year. Three large customers purchased 141 less units during the first quarter of 2000 than they did during the comparable period of 1999 due to the timing of their delivery requirements. These customers are expected to take delivery of at least the same number of coaches during full year 2000 as they did during full year 1999. Order backlog as of March 31, 2000 was 546 units, (523 units in the United States and Canada) compared to 497 units, (467 units in the United States and Canada) at December 31, 1999. Order backlog excludes the recent award of a large contract by New Jersey Transit, under which 650 cruiser buses will be delivered within the next 15 months. Used coach revenue during the first three months ended March 31, 2000, decreased $19.5 million or 73% over the comparable period of 1999 due primarily to a decrease of 63% in the number of used coaches sold.

Gross profits for coach sales of $24.1 million for the three months ended March 31, 2000 decreased $21.3 million or 47% from the comparable period of 1999, as the gross profit margins decreased from 23.7% for the three months ended March 31, 2000, to 20.5% for the same period of 1999. The decrease in the gross margins is primarily attributed to the impact of the lower volume of coaches sold during the period and losses incurred at the Company's Mexican manufacturing facility in preparation for production of the Company's new F-series and F-35 series coaches. These increased costs were partially offset by the impact of cost reduction programs instituted during the second half of 1999.

Operating income from coach sales of $3.0 million for the three months ended March 31, 2000 decreased $14.8 million from the same period last year. Operating income margins decreased from 9.4% for the three months ended March 31, 2000 to 2.6% for the comparable period of 1999. The elimination of Dina royalty and management fees coupled with the lower selling expenses as a result of lower sales resulted in a $6.4 million reduction in quarter over quarter selling, general and administrative expenses.

CUSTOMER SUPPORT BUSINESS

Revenues for the Customer Support Business of $39.7 million for the three months ended March 31, 2000 declined by $10.8 million or 21% from the comparable period of 1999. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its' Mexican parts company to Grupo Dina which resulted in a decrease in revenue of approximately $4.8 million from a year ago. The balance of the decrease is primarily due to a temporary backlog issue in connection with the relocation of a major warehouse to the Company's new distribution center in Louisville, KY.

Gross profits from Customer Support Business of $9.4 million for the three months ended March 31, 2000, were $1.0 million or 10% below the same period of 1999. Gross margin increased from 20.6% for the three months ended March 31, 1999 to 23.6% for the comparable period of 2000. The increase in the gross margin percentage is largely due the impact of a quarter over quarter sales product mix change.

Operating income from Customer Support Business of $2.5 million was $3.6 million or 59% below the comparable period 1999. Operating income margins decreased from 12.1% for the three months ended March 31, 2000 to 6.3% for the comparable period of 2000. The lower operating income margin for 2000 is due primarily to the lower gross profits coupled with higher expenses associated with the implementation of its plan to consolidate its distribution center operations in Louisville, KY and the implementation of a new computer system.

FINANCE OPERATIONS

Revenues from finance operations of $2.3 million for the three months ended March 31, 2000 increased $.7 million or 47% from the comparable period of 1999. The increase in revenues is a due to an increase in lease rental income.

Gross profits from finance operations of $.9 million for the three months ended March 31, 2000 increased $.1million or 7% from the same period last year while the gross margins decreased from 54% in 1999 to 39% for the comparable period of 2000.

Operating losses from finance operations for the three months ended March 31, 2000 increased by $.3 million as the operating loss margin of 10.3% for the three months ended March 31, 1999, increased to 21.2% for the comparable period of 2000. The increase in losses is primarily due to higher selling, general and administrative expenses.

ITEM 3.

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

Because the Company's obligations under its Senior Credit Facility include interest at floating rates, based on certain quoted rates, the Company is sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $406 million of borrowings under the facility as of March 31, 2000, would result in additional annual interest expense of approximately $4.1 million ($2.4 million after tax) and would not be material to the Company cash flow or financial position.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company is party to various employment and other legal actions as plaintiff or defendant. We are also subject to various product liability lawsuits in the United States and Canada for personal injuries and property damage, allegedly relating to the use of products manufactured or sold by us. We consider litigation of this nature to be in the ordinary course of business and, while we maintain product liability insurance in customary amounts to cover such matters, we cannot be assured that insurance will be available in the future or on terms acceptable to us. While the Company cannot determine with certainty, the ultimate outcome of such lawsuits, it believes that it is not involved in any current litigation, or arbitration proceedings, which if determined adversely to it, either individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

a)   Exhibits


     10.1 First Admendment to Credit Agreement dated June 16, 1999 among MCII, TMO, The Bank of Nova Scotia, as syndication agent, General Electric Capital Corporation, as documentation agent, and CIBC, as administrative agent, and the lenders party thereto (the "Credit Agreement"). (To be filed by amendment)

     10.2  Second Admendment to Credit Agreement (to be filed by amendment)

     27.   Financial Data Schedule (Edgar filing only)

b)   Reports on Form 8-K

     The Company issued a report on Form 8-K dated February 3, 2000, announcing the appointment of Roberto Cordaro as Chief Executive Officer, and also announced that on March 1, 2000, Arthur Andersen LLP was re-appointed as the Company's independent public accountants and auditors.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Motor Coach Industries International, Inc.

                                        By: Horst O. Sieben

May 15, 2000

                                        /s/ Horst O. Sieben
                                        ----------------------------
                                              Horst O. Sieben
                                          Chief Financial Officer