Form 10-Q/A
period 2000-03-31
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2000-06-05
CIK 906196

            SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

     The sole purpose of this 10-Q/A is to attach exhibits 10.1 and 10.2 which the Company indicated would be filed by amendment to the original 10-Q filed by the Company on May 15, 2000.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Motor Coach Industries International, Inc.

                                        By:  Horst O. Sieben

June 5, 2000

                                        /s/  Horst O. Sieben
                                        ----------------------------
                                             Horst O. Sieben
                                         Chief Financial Officer