Form 10-Q
period 2000-06-30
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2000-08-21
CIK 906196

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000
Commission File No. 333-08871

MOTOR COACH INDUSTRIES
INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0706940 (IRS Employer Identification No.)
1700 East Golf Road, Schaumburg, Illinois (Address of principal executive offices)	60173 (Zip Code)

Registrant's telephone number, including area code: (847) 285-2000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of June 30, 2000.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information, in accordance with generally accepted accounting principles, has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Motor Coach Industries International, Inc. Annual Report on Form 10-K dated December 31, 1999. In the opinion of management, these statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position as of June 30, 2000, and December 31, 1999, the results of operations for the three and six month periods ended June 30, 2000, and June 30, 1999 and the statement of cash flows for the six month periods ended June 30, 2000 and June 30, 1999. The 2000 interim results reported herein may not necessarily be indicative of results of operations for the full year 2000.

FORWARD-LOOKING STATEMENTS

    The Company makes "forward-looking statements" throughout this form 10-Q. Whenever the reader reads a statement that is not simply a statement of historical fact, such as when the Company describes what it "believes", "expects", or "anticipates" will occur, and other similar statements, the reader must remember that the Company's expectations may not be correct, even though it believes they are reasonable. The reader is cautioned not to put undue reliance on any forward-looking statement.

    The reader should understand that a number of factors, in addition to those discussed herein, could affect the Company and could cause its results to differ materially from those expressed in such forward-looking statements. Among these factors are: (1) increased competition in its markets, (2) the Company's substantial leverage and uncertainties associated with servicing its debt, (3) changes in laws or regulations and approvals and decisions of courts, regulators and governmental bodies, (4) uncertainties associated with the general economic conditions in its markets, (5) dependence on the inter-city coach and transit bus industries, (6) changes in product demand, (7) changes in customer concentration, (8) interest rate fluctuations, (9) risks associated with Mexican operations, (10) foreign currency risks and (11) dependence on suppliers. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond its control. The Company does not intend, and undertakes no obligation, to update these forward-looking statements.

MOTOR COACH INDUSTRIES INTERNATIONAL INC.
CONSOLIDATED INCOME STATEMENT
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND 1999

	Three months ended June 30		Six months ended June 30
(dollars in thousands)	2000	1999	2000	1999
Revenues:
Sales	$198,817	$243,139	$356,066	$485,644
Finance income	2,209	910	4,507	1,618

Total revenues	201,026	244,049	360,573	487,262

Operating Costs and Expenses:
Cost of sales (exclusive of items shown separately below)	152,520	179,517	273,505	364,416
Cost of sales, inventory valuation charge	—	21,000	—	21,000
Interest expense, finance operations	1,533	665	2,928	1,355
Depreciation and amortization	8,388	6,752	14,799	13,128
Loss on sale of notes receivable through securitization	3,269	—	3,269	—
Research and development expenses	2,528	2,227	4,943	4,633
Selling, general and administrative expenses	20,434	25,554	43,684	50,516

Total operating costs and expenses	188,672	235,715	343,128	455,048
Operating Income	12,354	8,334	17,445	32,214
Other income and (expense):
Interest income (expense)	(13,128)	(9,993)	(27,755)	(16,346)
Interest (expense) pushed down from related party	—	(5,228)	—	(11,601)
Foreign currency translation gain (loss)	2,370	110	2,185	(893)
Other income (expense)	(452)	(296)	(1,309)	(1,506)

Total other income and (expense)	(11,210)	(15,407)	(26,879)	(30,346)
Income before income taxes	1,144	(7,073)	(9,434)	1,868
Income taxes	1,959	(856)	(384)	7,643

Net income (loss) before extraordinary items	(815)	(6,217)	(9,050)	(5,775)
Extraordinary items	—	(2,614)	—	(2,614)

Net income (loss)	$(815)	$(8,831)	$(9,050)	$(8,389)

EBITDA:
Operating income	$12,354	$8,334	$17,445	$32,214
Depreciation and amortization	8,388	6,752	14,799	13,128
Cost of sales inventory valuation charge	—	21,000	—	21,000
Loss on sales of notes receivable through securitization	3,269	—	3,269	—

Total	$24,011	$36,086	$35,513	$66,342

The accompanying notes are an integral part of these statements.

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

(dollars in thousands)	June 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$44,943	$15,630
Trade and other accounts receivable, net	154,499	145,691
Current portion of notes receivable	6,292	17,483
Inventories	214,367	217,083
Deferred income taxes	36,066	25,489
Other current assets	7,813	4,751

Total current assets	463,980	426,127
Property, plant and equipment, net	106,268	110,470
Notes receivable	24,151	57,771
Investments in affiliates	23,087	23,820
Intangible assets, net	207,858	212,723
Deferred income taxes-noncurrent	13,239	19,975
Other non-current assets	37,574	40,388

Total assets	$876,157	$891,274

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$72,984	$90,183
Accrued compensation	9,193	9,149
Accrued warranties	13,444	13,365
Accrued income taxes	9,480	4,695
Customer deposits	28,658	952
Self insurance reserves	3,239	3,101
Net liabilities of discontinued operations	3,417	3,949
Other current liabilities	25,915	30,880

Total current liabilities	166,330	156,274
Long-term debt	479,979	536,534
Pensions and other benefits	17,575	16,689
Deferred income taxes	8,193	11,893
Other deferred items and self insurance reserves	13,091	14,767

Total liabilities	685,168	736,157

Commitment & Contingencies (Note 11)
Stockholder's equity
Common stock (1000 shares authorized, issued and outstanding) and additional paid-in capital	391,334	341,813
Accumulated deficit	(176,300)	(167,250)
Accumulated other comprehensive income	(24,045)	(19,446)

Total stockholder's equity	190,989	155,117

Total liabilities and stockholder's equity	$876,157	$891,274

The accompanying notes are an integral part of these statements.

MOTOR COACH INDUSTRIES INTERNATIONAL INC.
UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(dollars in thousands)	2000	1999
Cash flows provided by (used in) operating activities
Net Income (loss)	$(9,050)	$(8,389)
Adjustments to reconcile Net Income to Net Cash
Provided by (used in) operations:
Depreciation and amortization	14,799	13,128
Deferred income taxes	(7,541)	(4,184)
Loss on sale of property	223	—
Loss on sale of notes receivable through securitization	3,269	—
Extraordinary pre-tax loss on early retirement of debt	—	4,182
Non-cash inventory valuation charge	—	21,000
Non-cash interest expense	1,590	—
Other non-cash items, net	6,214	(863)
All other operating activities	(15,139)	(17,451)

Net cash provided by (used in) operating activities	(5,635)	7,423

Cash flows provided by (used in) investing activities
Capital expenditures	(9,424)	(12,659)
Investment in assets held for lease	(1,454)	(6,945)
Transfer of Mexican subsidiaries	—	774
Proceeds from sale of property and investments	5,133	11,392
Net proceeds from initial securitization of notes receivable	55,719	—
Net proceeds from other securitizations of notes receivable	20,766	—
Other changes in notes receivable	(28,591)	(15,987)
Discontinued operations, net changes	(532)	669

Net cash provided by (used in) investing activities	41,617	(22,756)

Cash provided by (used in) financing activities
Proceeds from issuance of term B loans	—	333,000
Proceeds from issuance of 11 1/4% senior sub notes	—	150,080
Payment of term B loan principal	(1,665)	—
Payment of 9.02% senior notes	—	(105,321)
Payment of senior secured discount notes	—	(206,500)
Payment of debt issuance costs	—	(22,876)
Payment of parent company senior notes	—	(35,574)
Net change in related party receivables, payables	—	(8,547)
Net change in other long-term borrowings	—	(21,327)
Dividends paid to parent company		(74,438)
Net change in bank credit facilities	(55,000)	(135,594)
New paid-in-capital, net of transaction costs	49,996	159,270

Net cash provided by (used in) financing activities	(6,669)	32,173

Net increase in cash	29,313	16,840
Cash and cash equivalents at beginning of period	15,630	24,038

Cash and cash equivalents at end of period	$44,943	$40,878

The accompanying notes are an integral part of these statements.

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The Company is a wholly owned subsidiary of MCII Holdings (USA), Inc. These unaudited financial statements present the accounts of Motor Coach Industries International Inc. ("MCII") together with its subsidiaries (the "Company"). The Company's principal operating subsidiaries are Motor Coach Industries, Inc. ("MCI-U.S."), Motor Coach Industries Limited ("MCI-Canada"), MCI Sales and Service, Inc., MCI Service Parts, Inc., and Dina Autobuses, S.A. de C.V. ("Autobuses").

    All significant inter-company balances and transactions have been eliminated upon consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

NOTE 2 — SECURITIZATION TRANSACTION

    During the second quarter of 2000, the Company completed an asset securitization. The Company executed several agreements in conjunction with this asset securitization (together referred to as "Asset Securitization Agreement"), allowing it to sell up to $250 million in qualifying receivables and financing leases to a bankruptcy remote securitization entity. Under the terms of the Asset Securitization Agreement, BusLease, Inc. ("BLI") sold a substantial portion of its portfolio to MCII Financial Services II Inc. ("MCIFS2") and BLI became servicer of the notes. Both companies are wholly owned, consolidated subsidiaries of the Company. The Company, then, completed an initial securitization where MCIFS2 and MCII Funding Inc., an indirectly owned 25% unconsolidated affiliate of the Company, sold qualifying receivables and leases to MCII Funding II Inc., an unconsolidated affiliated company, at 97% of the outstanding principal balance, who then sold these receivables and leases at 100% of the outstanding principal balance to the Special Purpose Accounts Receivable Corporation ("SPARC"), a third party. MCIFS2 and MCII Funding Inc. recognized losses on the sale of notes to MCII Funding II Inc. while MCII Funding II Inc. recognized gains on the sale of the notes to SPARC.

    In the second quarter of 2000, the Company had approximately $77 million of net proceeds realized from the securitization transactions and recognized losses on the securitizations of $2.3 million and a $1.0 million charge from its 25% after-tax share of the losses due to securitization realized by MCII Funding Inc.

NOTE 3 — INVENTORY VALUATION CHARGE

    The Company recorded a non-cash inventory charge of $21.0 million in the second quarter of 1999. $15.0 million of this charge was recorded to adjust the inventory of used coaches to reflect a change in asset management strategy in response to the changing dynamics of the marketplace. The remaining $6.0 million charge was recorded to rationalize the inventory of replacement parts in conjunction with a revised plan developed during the second quarter of 1999 to consolidate the Company's replacement parts distribution activities into a single location.

NOTE 4 — EXTRAORDINARY ITEM

    In the second quarter of 1999, the Company recorded a $2.6 million after-tax ($4.2 million pre-tax) extraordinary charge associated with the early retirement of debt in connection with the financial restructuring completed on June 16, 1999. The charge consists primarily of early redemption premiums, and other financing costs incurred partially offset by a gain resulting from the recognition of unamortized swap accretion deferred credits.

NOTE 5 — INVENTORIES

    Inventories consisted of the following (dollars in thousands):

	June 30, 2000	December 31, 1999
Raw Materials	$36,165	$42,865
Work in Process	46,037	41,513
Finished Goods	164,595	163,634

	246,797	248,012
Inventory Reserves	(32,430)	(30,929)

Total	$214,367	$217,083

NOTE 6 — LONG TERM DEBT

    Below is a schedule of outstanding debt as of June 30, 2000 and December 31, 1999 (dollars in thousands):

	June 30, 2000	December 31, 1999
11 1/4% senior subordinated notes, due 2009	$152,250	$152,250
Borrowings under senior secured credit facility:
Term loan B, due 2006	329,670	331,335
Revolving credit agreement, due 2005	—	55,000

Total	481,920	538,585
Less unamortized discount on 11 1/4% senior subordinated notes	(1,941)	(2,051)

Total	$479,979	$536,534

    The Company, during the second quarter of 2000, paid all outstanding borrowings under the revolving credit agreement. The Company also signed two amendments that, among their provisions included an increase in the revolving credit line by $20.3 million to $132.3 million. The Company, at June 30, 2000, had outstanding letters of credit of $67.2 million pledged against that credit line resulting in $65.1 million available for future borrowings.

NOTE 7 — REVENUES, GROSS PROFIT AND OPERATING INCOME, SUPPLEMENTARY INFORMATION

    Revenues, gross profit and operating income for the three and six month periods ended June 30, 2000 and 1999 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)	2000	1999	2000	1999
Revenues:
Coach Sales	$160,403	$190,609	$280,299	$381,705
Customer Support Business	38,414	51,369	75,767	101,926
Finance	2,209	2,071	4,507	3,631

	$201,026	$244,049	$360,573	$487,262

Gross profit (loss):(1)
Coach Sales	$29,331	$32,189	$53,441	$75,904
Customer Support Business	12,451	5,872	21,817	16,268
Finance	(203)	589	700	919

	$41,579	$38,650	$75,958	$93,091

Operating income (loss):
Coach Sales	$10,576	$9,515	$13,668	$27,424
Customer Support Business	5,850	(1,162)	8,338	4,969
Finance	(4,072)	(19)	(4,561)	(179)

	$12,354	$8,334	$17,445	$32,214

    Total assets as of June 30, 2000 were as follows (dollars in thousands):

Coach Sales	$603,491
Customer Support Business	216,004
Finance	56,662

$876,157

(1) Gross profits consist of
Revenue	$201,026	$244,049	$360,573	$487,262
Cost of sales exclusive of items listed below	152,520	179,517	273,505	364,416
Cost of sales inventory valuation charge	—	21,000	—	21,000
Interest expense, finance operations	1,533	665	2,928	1,355
Cost of sales depreciation expense	5,394	4,217	8,182	7,400

	$41,579	$38,650	$75,958	$93,091

NOTE 8 — COMPREHENSIVE INCOME (LOSS)

    For the six months ended June 30, 2000 and 1999, the Company's comprehensive income included net income and other comprehensive income consisting of foreign currency translation losses. The Company recorded a foreign currency translation loss of $4,599,000 for the six months ended June 30, 2000 compared to a $5,882,000 foreign currency translation gain during the comparable period of 1999. Therefore, total comprehensive income (loss) was ($13,649,000) for the six months ended June 30, 2000, compared with ($2,507,000) for the comparable period of 1999.

NOTE 9 — RELATED PARTY TRANSACTIONS

    Related party transactions for the three and six month periods ended June 30, 2000 and 1999 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2000	1999	2000	1999
Purchases from affiliated Grupo Dina companies:
Goods	$3,113	$3,149	$5,370	$4,085
Services	752	4,490	1,835	5,695

	$3,865	$7,639	$7,205	$9,780

Sales to affiliated Grupo Dina companies:
Goods	$245	$1,756	$739	$2,509

Charges from affiliated companies:
MCII Financial Services	$383	$492	$1,005	$890
Grupo Dina Royalties	—	455	—	2,013
Grupo Dina Management Fee	—	167	—	417

	$383	$1,114	$1,005	$3,320

NOTE 10 — CHANGES IN OTHER OPERATING ACTIVITIES

    Changes in other operating activities for the six months ended June 30, 2000 and 1999 consisted of:

(dollars in thousands)	2000	1999
Decrease (increase) in accounts receivable*	$(11,428)	$11,538
Decrease (increase) in inventories*	(5,705)	(3,983)
Increase (decrease) in accounts payable	(17,195)	(1,445)
Increase (decrease) in accrued income taxes	4,785	(29,133)
Increase (decrease) in customer deposits	27,706	5,625
All other changes, net	(13,302)	(53)

Changes in other operating activities	$(15,139)	$(17,451)

*
The amount of change reflected in these accounts on the balance sheet also reflect changes from non-cash activities not reflected in this schedule.

NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES

    Motor Coach Industries Limited's ("Company") Canadian income tax returns for 1982 through 1992 have been under review for several years by the Canada Customs and Revenue Agency ("CCRA"). The CCRA has proposed imputing additional income in Canada related to transactions with a U.S. based affiliate of the Company. A formal reassessment was issued by the CCRA for the 1985 return and the Company filed a notice of objection. On May 26, 2000, the CCRA and the U.S. Internal Revenue Service reached an agreement in principle relating to the Company's cross-border transfer pricing issues, which agreement would shift certain income from the U.S. to Canada. The form of the settlement would substantially eliminate the payment and receipt of interest, and thus any net financial differences attributable to the settlement would likely be limited to differentials in tax rates and exchange rates, as well as some interest due Canada and is not expected to be material to the Company's financial conditions or results of operations. The Company is in the process of negotiating the final details of the settlement, which would cover the 1982-99 tax years.

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS

    In connection with the issuance of the Senior Subordinated Notes (the "Notes") due 2009, certain of the Company's U.S. subsidiaries became guarantors to these Notes. The following tables present condensed consolidating financial information for MCII, Guarantors (U.S. entities), and Non-Guarantors (Non U.S. entities including Autobuses and MCI, Ltd.). Each of the Guarantors is a direct wholly owned subsidiary of MCII. The Guarantors will jointly and severally and fully and unconditionally guarantee the Notes of the Company. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of MCII, Guarantors, and Non-Guarantors, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended June 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$160,398	$70,610	$(29,982)	$201,026
Cost of sales (exclusive of items shown separately below)	—	119,982	62,520	(29,982)	152,520
Interest expense, finance operations	—	1,533	—	—	1,533
Depreciation and amortization expense	115	4,798	3,475	—	8,388
Loss on securitization of notes receivable	962	2,307	—	—	3,269
Research and development expenses	—	1,835	693	—	2,528
Tax profit allocation MCI/MCI Ltd.		7,124	(7,124)	—	—
Selling, general and administrative expenses	4,154	13,120	3,160	—	20,434

Operating income (loss)	(5,231)	9,699	7,886	—	12,354
Interest income (expense)	(8,956)	(4,244)	72	—	(13,128)
Foreign currency translation gain (loss)	(51)	(48)	2,469	—	2,370
Other income (expense)	—	(29)	(423)	—	(452)

	(9,007)	(4,321)	2,118	—	(11,210)

Income (loss) before income taxes	(14,238)	5,378	10,004	—	1,144
Income taxes	(5,601)	2,863	4,697	—	1,959

Net income (loss)	$(8,637)	$2,515	$5,307	$—	$(815)

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Three Months Ended June 30, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$187,108	$103,047	$(46,106)	$244,049
Cost of sales (exclusive of items shown separately below)	—	139,676	87,136	(47,295)	179,517
Cost of sales, inventory valuation charge	—	21,000	—	—	21,000
Interest expense, finance operations	—	617	48	—	665
Depreciation and amortization expense	61	2,919	3,772	—	6,752
Research and development expenses	—	1,129	1,098	—	2,227
Tax profit allocation MCI/MCI Ltd.	—	12,022	(12,022)	—	—
Selling, general and administrative expenses	200	15,209	10,250	(105)	25,554

Operating income (loss)	(261)	(5,464)	12,765	1,294	8,334

Interest income (expense)	(7,385)	(4,562)	650	1,304	(9,993)
Interest expense pushed down from related party	(5,228)	—	—	—	(5,228)
Foreign currency translation gain (loss)	—	—	110	—	110
Other income (expense)	54	445	(795)	—	(296)

	(12,559)	(4,117)	(35)	1,304	(15,407)

Income (loss) before income taxes	(12,820)	(9,581)	12,730	2,598	(7,073)
Income taxes	(2,314)	(3,536)	4,994	—	(856)

Income before extraordinary item	(10,506)	(6,045)	7,736	2,598	(6,217)
Extraordinary (loss)	(2,614)	—	—	—	(2,614)

Net income (loss)	$(13,120)	$(6,045)	$7,736	$2,598	$(8,831)

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Six Months Ended June 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$298,506	$134,630	$(72,563)	$360,573
Cost of sales (exclusive of items shown separately below)	—	225,468	120,600	(72,563)	273,505
Interest expense, finance operations	—	2,928	—	—	2,928
Depreciation and amortization expense	230	7,698	6,871	—	14,799
Loss on securitization of notes receivable	962	2,307	—	—	3,269
Research and development expenses	—	3,150	1,793	—	4,943
Tax profit allocation MCI/MCI Ltd.		14,693	(14,693)	—	—
Selling, general and administrative expenses	7,145	27,072	9,467	—	43,684

Operating income (loss)	(8,337)	15,190	10,592	—	17,445
Interest income (expense)	(22,149)	(5,760)	154	—	(27,755)
Foreign currency translation gain (loss)	(59)	161	2,083	—	2,185
Other income (expense)	—	(157)	(1,152)	—	(1,309)

	(22,208)	(5,756)	1,085	—	(26,879)

Income (loss) before income taxes	(30,545)	9,434	11,677	—	(9,434)
Income taxes	(12,478)	4,984	7,110	—	(384)

Net income (loss)	$(18,067)	$4,450	$4,567	$—	$(9,050)

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED INCOME STATEMENT

	For the Six Months Ended June 30, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$396,365	$201,555	$(110,658)	$487,262
Cost of sales (exclusive of items shown separately below)	—	300,814	171,200	(107,598)	364,416
Cost of sales, inventory valuation charge	—	21,000	—	—	21,000
Interest expense, finance operations	—	1,257	98	—	1,355
Depreciation and amortization expense	122	5,522	7,484	—	13,128
Research and development expenses	—	2,686	1,947	—	4,633
Tax profit allocation MCI/MCI Ltd.	—	24,785	(24,785)	—	—
Selling, general and administrative expenses	168	29,388	20,960	—	50,516

Operating income (loss)	(290)	10,913	24,651	(3,060)	32,214
Interest income (expense)	(8,475)	(8,027)	156	—	(16,346)
Interest expense pushed down from related party	(11,601)	—	—	—	(11,601)
Foreign currency translation gain (loss)	—	—	(893)	—	(893)
Other income (expense)	154	(716)	(944)	—	(1,506)

	(19,922)	(8,743)	(1,681)	—	(30,346)

Income (loss) before income taxes	(20,212)	2,170	22,970	(3,060)	1,868
Income taxes	(2,879)	1,540	8,982	—	7,643

Income before extraordinary item	(17,333)	630	13,988	(3,060)	(5,775)
Extraordinary (loss)	(2,614)	—	—	—	(2,614)

Net income (loss)	$(19,947)	$630	$13,988	$(3,060)	$(8,389)

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$34,520	$6,245	$4,178	$—	$44,943
Trade and other accounts receivable, net	2,018	102,381	50,100	—	154,499
Intercompany receivables (payables)	705,920	(478,156)	(18,308)	(209,456)	—
Current portion of notes receivable	—	5,736	556	—	6,292
Inventories, net	—	160,090	55,500	(1,223)	214,367
Deferred income taxes	19,018	15,334	1,714	—	36,066
Other current assets	2,069	3,431	2,313	—	7,813

Total Current Assets	763,545	(184,939)	96,053	(210,679)	463,980
Property, plant and equipment, net	988	50,691	54,620	(31)	106,268
Notes receivable	—	21,546	2,605	—	24,151
Investments in affiliates	159,655	—	—	(136,568)	23,087
Intangibles assets, net	1,704	139,306	66,848	—	207,858
Deferred income taxes—non-current	(1,644)	(1,150)	16,033	—	13,239
Other non-current assets	20,616	7,945	9,013	—	37,574

Total Assets	$944,864	$33,399	$245,172	$(347,278)	$876,157

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$1,237	$49,837	$21,910	$—	$72,984
Accrued compensation	633	4,015	4,545	—	9,193
Accrued warranties	—	10,779	2,665	—	13,444
Accrued income taxes	(1,066)	954	9,484	108	9,480
Customer deposits	—	27,462	1,196	—	28,658
Self insurance reserves	3,239	—	—	—	3,239
Net liabilities of discontinued operations	—	3,417	—	—	3,417
Other current liabilities	7,519	7,750	10,646	—	25,915

Total Current Liabilities	11,562	104,214	50,446	108	166,330
Long-term debt	479,979	—	—	—	479,979
Pensions and other benefits	13,243	—	4,332	—	17,575
Deferred income taxes	2,506	6	5,681	—	8,193
Other deferred items and self insurance reserves	4,987	8,104	—	—	13,091

Total Liabilities	512,277	112,324	60,459	108	685,168
Stockholder's Equity
Common stock and additional capital	627,983	98,456	120,623	(455,728)	391,334
Accumulated deficit	(195,360)	(177,381)	87,830	108,611	(176,300)
Accumulated other comprehensive income	(36)	—	(23,740)	(269)	(24,045)

Total Stockholder's Equity	432,587	(78,925)	184,713	(347,386)	190,989

Total Liabilities and Stockholder's Equity	$944,864	$33,399	$245,172	$(347,278)	$876,157

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 1999
	MCII	Guarantors	Non Guarantors	Eliminations	Consolidated
	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,163	$2,204	$9,263	$—	$15,630
Trade and other accounts receivable, net	6,782	91,407	47,502	—	145,691
Intercompany receivables/(payables)	758,889	(543,678)	(5,755)	(209,456)	—
Current portion of notes receivable, net	—	16,924	559	—	17,483
Inventories, net	—	163,478	55,105	(1,500)	217,083
Deferred income taxes	7,146	16,546	1,797	—	25,489
Other current assets	653	2,920	1,178	—	4,751

Total Current Assets	777,633	(250,199)	109,649	(210,956)	426,127

Property, plant and equipment, net	1,161	52,681	56,659	(31)	110,470
Notes receivable, net	—	54,833	2,938	—	57,771
Investments in affiliates	160,388	—	—	(136,568)	23,820
Intangible assets, net	1,729	141,374	69,620	—	212,723
Deferred income taxes—non current	1,483	2,694	15,798	—	19,975
Other non-current assets	20,811	11,844	7,733	—	40,388

Total Assets	$963,205	$13,227	$262,397	$(347,555)	$891,274

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$2,541	$48,034	$39,608	$—	$90,183
Accrued compensation	1,195	3,861	4,093	—	9,149
Accrued warranties	—	10,115	3,250	—	13,365
Accrued income taxes	1,084	(183)	3,794	—	4,695
Customer deposits	—	952	—	—	952
Self insurance reserves	3,101	—	—	—	3,101
Net liabilities of discontinued operations	—	3,949	—	—	3,949
Other current liabilities	7,017	7,859	16,004	—	30,880

Total Current Liabilities	14,938	74,587	66,749	—	156,274
Long-term debt	536,534	—	—	—	536,534
Pensions and other benefits	12,393	—	4,296	—	16,689
Other deferred items and self insurance reserves	6,169	8,598	—	—	14,767
Deferred income taxes	853	4,786	6,254	—	11,893

Total Liabilities	570,887	87,971	77,299	—	736,157

Stockholder's Equity:
Common Stock and additional capital	578,463	98,456	120,623	(455,729)	341,813
Accumulated deficit	(186,109)	(173,200)	83,616	108,443	(167,250)
Accumulated other comprehensive income	(36)	—	(19,141)	(269)	(19,446)

Total Stockholder's Equity	392,318	(74,744)	185,098	(347,555)	155,117

Total Liabilities and Stockholder's Equity	$963,205	$13,227	$262,397	$(347,555)	$891,274

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Cash Flows Provided By (Used In) Operating Activities
Net Income (Loss)	$(18,067)	$4,450	$4,567	$—	$(9,050)
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operations:
Depreciation and amortization	230	7,698	6,871	—	14,799
Deferred income taxes	(7,092)	276	(725)	—	(7,541)
Loss on sale of property	37	29	157	—	223
Loss on securitizations	962	2,307	—	—	3,269
Non-cash interest expense	1,590	—	—	—	1,590
Other non-cash items, net	—	4,591	1,623	—	6,214
All other operating activities	6,465	4,524	(26,128)	—	(15,139)

Net Cash Provided By (Used In) Operating Activities	(15,875)	23,875	(13,635)	—	(5,635)

Cash Flows Provided By (Used In) Investing Activities
Capital expenditures	(68)	(4,927)	(4,429)	—	(9,424)
Investment in assets held for lease	—	(1,454)	—	—	(1,454)
Proceeds from sale of property and investments	—	5,043	90	—	5,133
Net proceeds from securitization of notes receivable	—	76,485	—	—	76,485
Other changes in notes receivable	—	(28,927)	336	—	(28,591)
Discontinued operations, net changes	—	(532)	—	—	(532)

Net Cash Provided By (Used In) Investing Activities	(68)	45,688	(4,003)	—	41,617

Cash Provided By (Used In) Financing Activities
Payment of term B loan principal	(1,665)	—	—	—	(1,665)
Net change in bank credit facilities	(55,000)	—	—	—	(55,000)
Net change in related party receivables/payables	52,969	(65,522)	12,553	—	—
New paid-in capital, net of transaction costs	49,996	—	—	—	49,996

Net Cash Provided By (Used In) Financing Activities	46,300	(65,522)	12,553	—	(6,669)

Net Increase (Decrease) in Cash	30,357	4,041	(5,085)	—	29,313
Cash and Cash Equivalents at Beginning of Period	4,163	2,204	9,263	—	15,630

Cash and Cash Equivalents at End of Period	$34,520	$6,245	$4,178	$—	$44,943

NOTE 12 — GUARANTOR CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Cash Flows Provided By (Used In) Operating Activities
Net Income (Loss)	$(19,947)	$630	$13,988	$(3,060)	$(8,389)
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operations:
Depreciation and amortization	122	5,522	7,484	—	13,128
Deferred income taxes	1,038	(4,850)	(372)	—	(4,184)
Non-cash interest expense pushed down from related party	—	—	—	—	—
Gain (loss) on sale of property and notes receivable	—	—	—	—	—
Extraordinary loss on early retirement of debt	4,182	—	—	—	4,182
Non-cash inventory valuation charge	—	21,000	—	—	21,000
Other non-cash interest expense	—	—	—	—	—
Other non-cash items,net	(2,415)	(2,247)	3,799	—	(863)
All other operating activities	(9,182)	(4,962)	(6,367)	3,060	(17,451)

Net Cash Provided By (Used In) Operating Activities	(26,202)	15,093	18,532	—	7,423

Cash Flows Provided By (Used In) Investing Activities
Capital expenditures	(286)	(10,120)	(2,253)	—	(12,659)
Proceeds from sale of property and investments	—	9,218	2,174	—	11,392
Change in notes receivable	—	(16,228)	241	—	(15,987)
Discontinued operations, net changes	—	669	—	—	669
Transfer of Mexican subsidiaries	—	(1,670)	2,444	—	774
Investment in assets held for lease	—	(7,790)	845	—	(6,945)

Net Cash Provided By (Used In) Investing Activities	(286)	(25,921)	3,451	—	(22,756)

Cash Provided By (Used In) Financing Activities
Proceeds from issuance of term B loans	333,000	—	—	—	333,000
Proceeds from issuance of 11-1/4% senior sub notes	150,080	—	—	—	150,080
Payment of term B loan principal	—	—	—	—	—
Payment of 9.02% senior notes	(105,321)	—	—	—	(105,321)
Payment of senior secured discount notes	(206,500)	—	—	—	(206,500)
Payment of debt issuance costs	(22,876)	—	—	—	(22,876)
Payment of parent company senior notes	(35,574)	—	—	—	(35,574)
Net change in other long-term borrowings	673	—	(22,000)	—	(21,327)
Net change in related party receivables, payables	(23,963)	3,597	11,819	—	(8,547)
Dividends paid to parent company	(74,438)	—	—	—	(74,438)
Net change in bank credit facilities	(127,020)	—	(8,574)	—	(135,594)
New paid-in-capital, net of transaction costs	159,270	—	—	—	159,270

Net Cash Provided By (Used In) Financing Activities	47,331	3,597	(18,755)	—	32,173

Net Increase (Decrease) in Cash	20,843	(7,231)	3,228	—	16,840
Cash and Cash Equivalents at Beginning of Period	5,415	17,951	672	—	24,038

Cash and Cash Equivalents at End of Period	$26,258	$10,720	$3,900	$—	$40,878

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    On June 16, 1999, MCII Holdings (USA), Inc. ("The Parent Company") completed a plan to financially restructure and reorganize itself. This move was necessitated because the Parent Company did not anticipate being able to generate sufficient cash flow to fund both its short term requirements for the debt payments and working capital needs and meet the required expiration of the Senior Credit Facility. On June 16, 1999 the Parent Company received $175 million from an investment group led by Joseph Littlejohn & Levy Fund III, in exchange for a 61% equity investment in the Parent, $50 million in Senior Notes of the Parent Company and warrants to purchase up to an additional 10% of the Parent Company's common stock on a fully dilutive basis. Consorcio G. Grupo Dina, S.A. de C.V. ("Grupo Dina") now owns a minority interest in the Parent Company. The Parent Company then made an additional $175 million equity investment in the Company. The Company also secured a $445 million Senior Secured Credit Facility and issued approximately $152 million of 11 1/4% Senior Subordinated Notes due 2009 at a discount of 98.575%. The $445 million Senior Secured Credit Facility consists of $333 million variable rate term loans, due in 2006 ("Term Loans") and a $112 million revolving credit agreement due in 2005 ("the Revolver"). The Company used the proceeds from the equity investment, Senior Subordinated Notes, and the terms loans issued under the senior Credit Facility to pay off all of the Company's outstanding debt, $35.0 million of Parent Company senior notes, and make a final distribution to Grupo Dina of approximately $75 million. As part of the financial restructuring and reorganization, the Parent Company retained ownership of Transportation Manufacturing Operations ("TMO") and Dina Autobuses, S.A. de C.V. ("Autobuses") and transferred its interest in its other minor Mexican subsidiaries to Grupo Dina. Autobuses has become a subsidiary of TMO and TMO's name was officially changed to Motor Coach Industries International, Inc. (MCII).

    During the second quarter of 2000, the Company executed two amendments to its $445 million Senior Secured Credit Facility dated June 16, 1999. These amendments provided the Company the opportunity to complete an asset securitization on its long-term receivables and finance leases, increased the Revolver credit line by $20 million, allowed the Company to increase the Revolver credit line by up to an additional $40 million, and redefined certain loan covenant provisions contained in the Senior Secured Credit Facility. In conjunction with the execution of the amendments, the Parent Company issued additional shares of its common stock to an investment group led by JLL Fund III in exchange for $50 million in cash, and the Parent Company subsequently made an additional capital contribution of $50 million in the Company.

    During the second quarter of 2000, the Company also completed an asset securitization. The Company executed several agreements in conjunction with this asset securitization (together referred to as "Asset Securitization Agreement"), allowing it to sell up to $250 million in qualifying receivables and financing leases to a bankruptcy remote securitization entity. Under the terms of the Asset Securitization Agreement, BusLease, Inc. ("BLI") sold a substantial portion of its portfolio to MCII Financial Services II Inc. ("MCIFS2") and BLI became servicer of the notes. Both companies are wholly owned, consolidated subsidiaries of the Company. The Company, then, completed an initial securitization where MCIFS2 and MCII Funding Inc., an indirectly owned 25% unconsolidated affiliate of the Company, sold qualifying receivables and leases to MCII Funding II Inc., an unconsolidated affiliated company, at 97% of the outstanding principal balance, who then sold these receivables and leases at 100% of the outstanding principal balance to the Special Purpose Accounts Receivable Corporation ("SPARC"), a third party. MCIFS2 and MCII Funding Inc. recognized losses on the sale of notes to MCII Funding II Inc. while MCII Funding II Inc. recognized gains on the sale of the notes to SPARC.

    The Company's total debt to equity ratio decreased from 78% as of December 31, 1999 to 72% on June 30, 2000. At June 30, 2000 the Company had no outstanding borrowings under the Revolver and had

$67.2 million of outstanding letters of credit pledged against the Revolver resulting in $65.1 million available for borrowing. The Company incurred $9.4 million in capital expenditures during the first six months of 2000. The capital expenditures were financed primarily by internally generated funds.

    Net cash used in operating activities during the first six months of 2000 totaled $5.6 million compared to $7.4 million of cash provided by operating activities for the comparable period of 1999. The major cause for the decrease in net cash from operating activities is due to the net loss of $9.1 million realized in 2000 versus the net loss of $8.4 million realized during the comparable period of 1999, which included a $21.0 million non-cash inventory charge. The Company's working capital, excluding cash and cash equivalents, also decreased from $254.2 million at the end of 1999 to $252.7 million on June 30, 2000.

    Net cash provided by investing activities totaled $41.6 million for the first six months of 2000 compared to $22.8 million of cash used in investing activities during the same period of 1999. During the second quarter of 2000, the Company realized approximately $76.5 million in proceeds from the securitization of its qualifying long-term notes receivable and finance leases. Capital expenditures during the first six months of 2000 totaled approximately $9.4 million compared to $12.7 million during the comparable period of 1999. The Company used approximately $30.5 million, net of collections, during the first six months of 2000 to finance customer coach purchases through its finance operations, compared to approximately $22.9 million, net, during the comparable period of 1999. Part of this increase in year-over-year net financing is attributed to the securitization transactions as the Company now sells its notes receivables instead of receiving payments from customers. Capital expenditures for 1999 include approximately $7.5 million associated with the construction of a new replacement parts distribution facility in Louisville, Kentucky, while capital expenditures in 2000 include approximately $3.0 million of expenditures associated with new systems and distribution equipment at Louisville and approximately $3.0 million associated with equipment additions in the Canadian new coach manufacturing facility. Proceeds from the sale of property and investments during the first six months of 2000 of $5.1 million consist primarily of the sale of leased buses, while the $11.4 million of proceeds during the comparable period of 1999 consist of approximately $5.5 million from the sale of the Des Plaines, Illinois, distribution facility and the balance primarily due to the sale of leased buses.

    Net cash used in financing activities was $6.7 million for the six months ended June 30, 2000 compared to $32.2 million of cash provided by financing activities for the comparable period of 1999. The cash used in financing activities in 2000 is attributable to the Company using proceeds from a $50.0 million equity investment by the Parent Company to pay off its existing borrowings under the Revolver. The cash provided by financing activities during the comparable period of 1999 was the result of the financial restructuring completed in June of 1999.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000
TO THE THREE MONTHS ENDED JUNE 30, 1999.

OVERVIEW

    Revenues for the three months ended June 30, 2000 were $201.0 million, a decrease of $43.0 million, or 18%, from $244.0 million during the comparable period of 1999. Included with 1999 revenues was approximately $3.2 million in revenue realized from subsidiary operations that were contributed to Grupo Dina as part of the financial restructuring plan completed on June 16, 1999. The year-over-year revenue decline, excluding this 1999 revenue, would have been $39.8 million or 16.3%.

    Gross profit for the three months ended June 30, 2000, was $41.6 million, an increase of $2.9 million or 7.6% from the $38.7 million earned during the comparable period of 1999. 1999 gross profits include a $21.0 non-cash inventory charge to reduce used coach and replacement part inventories. Gross profits exclusive of this charge, decreased $18.1 million, or 30% from 1999 as the gross margin decreased from 24.4% in 1999 to 20.7% in 2000. The primary reasons for the gross margin decline are the impact of lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility.

    Depreciation and amortization expenses have increased by $1.6 million, or 24% due primarily to an increase in depreciation expense from the wear and tear associated with coaches used on short-term lease, and higher depreciation expense associated with the new distribution center and computer systems in Louisville, Kentucky, and new manufacturing equipment in Winnipeg, Canada.

    The Company, during the second quarter of 2000, realized a loss on the sale of notes receivable through securitization of approximately $3.3 million. This loss is comprised of a loss of approximately $2.3 million associated with the sale of receivables by MCIFS2 and $1.0 million associated with its share of the MCII Funding Inc. after-tax losses associated with the securitization. The losses arose from the sale of receivables to MCII Funding II Inc., an unconsolidated affiliated company, at 97% of the outstanding principal, and MCII Funding Inc.'s pre-tax write off of approximately $3.0 million of deferred charges associated with the issuance of notes payable to other lenders, which were paid off from the proceeds of the securitization. MCII Funding II Inc. then sold the notes to the qualified securitization entity at 100% of the outstanding principal and realized a gain on the sale of notes.

    Selling, general and administrative expenses for the three months ended June 30, 2000 of $20.4 million decreased $5.2 million, or 20%, from the $25.6 million of expenses realized in the comparable period of 1999. Approximately $0.6 million of royalty and management fees charged by Grupo Dina in 1999, $0.5 million of costs incurred in 1999 by subsidiaries that were contributed to Grupo Dina, and $1.0 million of other additional costs incurred in 1999 did not reoccur in 2000 as a result of the financial restructuring. The remainder of the decrease is primarily due to lower selling costs as a result of lower sales and lower employee benefit costs resulting from cost improvement initiatives instituted in late 1999 and 2000.

    Operating income for the three months ended June 30, 2000 of $12.4 million increased $4.0 million or 48% from the comparable period of 1999. Included in operating earnings for the second quarter of 1999 was the impact of the $21.0 million non-cash inventory charge and included in operating earnings of 2000 is the $3.3 million charge for the loss on sale of notes receivable through securitization. Excluding the impact of these two charges that did not occur in their respective comparable periods, the operating income margin declined from 12.0% earned in 1999 to 7.8% in 2000.

    Interest expenses for the Company for the three months ended June 30, 2000 decreased $2.1 million or 14% from the comparable period of 1999 due primarily to lower average borrowings and lower rates.

    Foreign currency translation gains of $2.4 million for 2000 compared to $0.1 million for 1999 were primarily due to peso and Canadian dollar fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

    The Company recognized other expense of $0.5 million for the three months ended June 30, 2000 compared to $0.3 million for the same period of 1999. These expenses are primarily due to losses on the disposal of fixed assets in Mexico.

    Income taxes for the three months ended June 30, 2000 increased $2.8 million from the comparable period of 1999. This increase is due to an increase of $8.2 million in income before taxes on a quarter over quarter basis offset partially by the impact of the 1999 non-deductible interest expense of $5.2 million associated with the push-down of Parent Company debt.

    Extraordinary losses of $2.6 million (net of tax benefit of $1.6 million) were incurred during the second quarter of 1999 as a result of the early extinguishment of debt associated with the financial restructuring and reorganization. This charge consisted of redemption premiums and other financing costs, partially offset by a gain resulting from the recognition of unamortized swap accretion credits.

COACH SALES

    Revenues from coach sales of $160.4 million for the three months ended June 30, 2000, decreased by $30.2 million or 16% from the comparable period of 1999. Revenue from new coaches decreased by $20.4 million or 12% as sales of new inter-city coaches totaled 467 units (387 units in the United States and Canada) compared to 590 units (494 units in the United States and Canada) during the same period of the prior year. The drop in unit sales is caused by a decline in unit sales to the independent tour and charter operators reflecting a substantial softening in market conditions. Partially offsetting the drop in unit demand from the independents is an increase in the Company's order level from the public sector. Order backlog as of June 30, 2000 was 1,135 units, (1,101 units in the United States and Canada) compared to 497 units, (467 units in the United States and Canada) at December 31, 1999. Used coach revenue during the three months ended June 30, 2000, decreased $9.8 million or 45% from the comparable period of 1999 due primarily to a decrease of 11% in the number of used coaches sold and the mix of units sold as the Company concentrated on clearing out its stock of old coaches.

    Gross profits for coach sales of $29.3 million for the three months ended June 30, 2000 decreased $2.9 million or 9% from the comparable period of 1999. The gross profits for 1999 include the impact of a $15.0 million non-cash inventory charge taken to adjust used coach inventories to reflect a change in asset management strategy in response to the changing dynamics of the marketplace. Exclusive of this charge, the gross margins declined from 24.8% in 1999 to 18.3% in 2000. The decrease in the gross margins is primarily attributed to the impact of the lower volume of coaches sold during the period and losses incurred at the Company's Mexican manufacturing facility in preparation for production of the Company's new G-series and F-35 series coaches. These increased costs were partially offset by the impact of cost reduction programs instituted during the second half of 1999.

    Operating income from coach sales of $10.6 million for the three months ended June 30, 2000 decreased by $14.0 million from the same period last year after excluding a $15.0 million inventory charge in 1999. Operating income margins decreased from 12.9% for the three months ended June 30, 1999 to 6.6% for the comparable period of 2000. The elimination of Dina royalty and management fees coupled with the lower selling expenses as a result of lower sales resulted in a $3.9 million reduction in quarter over quarter selling, general and administrative expenses.

CUSTOMER SUPPORT BUSINESS

    Revenues for the Customer Support Business of $38.4 million for the three months ended June 30, 2000 declined by $13.0 million or 25% from the comparable period of 1999. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its Mexican parts company to Grupo Dina which resulted in a decrease in revenue of approximately $3.6 million from a year ago. The Company experienced a $4.1 million revenue decline due to problems experienced with product availability due to a major competitor's acquisition of a component part supplier. The balance of the decline is primarily due to lower service income from external customers, product-mix changes and sales discounts given.

    Gross profits from the Customer Support Business of $12.5 million for the three months ended June 30, 2000, were $6.6 million higher than the same period of 1999. Gross profits for 1999 include a $6.0 million non-cash inventory charge to rationalize inventories in connection with a revised plan developed in the second quarter of 1999 to consolidate the Company's distribution activities into a single location. Excluding the impact of this charge, gross margins increased from 23.1% in 1999 to 32.4% in 2000. The increase in gross margin is largely driven by product-mix changes.

    Operating income of $5.9 million for the three months ended June 30, 2000 increased $1.0 million from the comparable period of 1999 after excluding the $6.0 million inventory charge taken in 1999. Operating income margins increased from 9.4% in 1999 to 15.2% in 2000. The higher operating income margin for 2000 is due to higher gross profits partially offset by higher selling, general and administrative expenses incurred as a result of the implementation of its plan to consolidate its distribution center activities into a single location at Louisville, Kentucky, and the implementation of a new computer system.

FINANCE OPERATIONS

    Revenues from finance operations of $2.2 million for the three months ended June 30, 2000 increased $0.1 million or 6% from the comparable period of 1999. The increase in revenues is a due to an increase in lease rental income.

    Operating losses from finance operations for the three months ended June 30, 2000 increased by $4.1 million from the comparable period of 1999. The increase in losses is primarily due to the $3.3 million loss on the securitization of notes receivable and higher selling, general and administrative expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

OVERVIEW

    Revenues for the six months ended June 30, 2000 were $360.6 million, a decrease of $126.7 million from $487.3 million in 1999. Included with 1999 revenues was approximately $10.5 million in revenue realized from subsidiary operations that were contributed to Grupo Dina as part of the financial restructuring plan completed on June 16, 1999. The year-over-year revenue decline, excluding this 1999 revenue, would have been $116.2 million or 24.0%.

    Gross profits of $76.0 million for the first six months of 2000 are $17.1 million, or 18% lower than the $93.1 million earned during the comparable period of 1999. Included in the 1999 gross profits is a $21.0 million non-cash inventory charge that did not reoccur in 2000. Gross margins, exclusive of this charge, decreased from 23.4% in 1999 to 21.1% in 2000. The Company's lower gross margin is primarily due to the impact of the lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility.

    Depreciation and amortization expenses have increased by $1.6 million due in part to an increase in depreciation expense from the wear and tear expense associated with coaches out on short-term lease and to higher depreciation expense associated with the new distribution center and computer systems in Louisville, Kentucky, and new manufacturing equipment in Winnipeg, Canada.

    The Company, during the second quarter of 2000, realized a loss on the sale of notes receivable of approximately $3.3 million as a result of the securitization deal discussed above.

    Selling, general and administrative expenses for the six months ended June 30, 2000 of $43.7 million decreased $6.8 million from $50.5 million for the comparable period of 1999. The decrease is due to a decrease of approximately $2.4 million in royalty and management fees charged by Grupo Dina during the first six months of 1999 that did not reoccur during the comparable period of 2000 as a result of the financial restructuring. Approximately $1.5 million of the other costs incurred in 1999 were eliminated in 2000 as a result of the financial restructuring. The balance of the decrease is caused by lower selling costs due to the lower sales volume and lower employee benefit costs as a result of cost improvement initiatives implemented in late 1999 and 2000.

    Operating income for the first six months of 2000 totaled $17.4 million, a decrease of $14.8 million or 46% from the $32.2 million earned during the comparable period of 1999. Included in 1999 operating earnings is the impact of the $21.0 million non-cash inventory charge and included in 2000 is the $3.3 million loss on the sale of notes receivable through securitization. Excluding the impact of these two charges, that did not occur in their respective comparable periods, the operating income margin declined from 10.9% in 1999 to 5.7% in 2000.

    Interest expenses for the Company for the six months ended June 30, 2000 was relatively unchanged from the comparable period of 1999.

    Foreign currency translation gains of approximately $2.2 million for 2000 compared to a $0.9 million loss for 1999 was primarily due to peso and Canadian dollar fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

    The Company recognized other expenses of $1.3 million for the six months ended June 30, 2000 compared to $1.5 million for the same period of 1999. These expenses are primarily due to losses on the disposal of fixed assets in Mexico.

    Income taxes for the six months ended June 30, 2000 decreased $8.0 million from the comparable period of 1999. This decrease is due to a reduction of $11.3 million in income before taxes and the impact of the 1999 non-deductible interest expense of $11.6 million associated with the push-down of Parent Company debt.

    The Company recognized an extraordinary loss of $2.6 million after-tax ($4.2 million pre-tax) during the second quarter of 1999 due to the early retirement of debt as a result of the 1999 financial restructuring and reorganization.

COACH SALES

    Revenues from coach sales of $280.3 million for the six months ended June 30, 2000, decreased by $101.4 million or 27% from the comparable period of 1999. Revenue from new coaches decreased by $74.5 million or 22% as sales of new inter-city coaches totaled 820 units (696 units in the United States and Canada) compared to 1,096 units (953 units in the United States and Canada) during the same period of the prior year. The drop in unit sales is caused by a decline in unit sales to the independent tour and charter operators reflecting a substantial softening in market conditions. Partially offsetting the drop in unit demand from the independents is an increase in the Company's order level from the public sector. Used coach revenue during the six months ended June 30, 2000, decreased $26.9 million or 55% over the comparable period of 1999 due primarily to a decrease of 63% in the number of used coaches sold.

    Gross profits for coach sales of $53.4 million for the six months ended June 30, 2000 decreased $22.5 million or 30% from the same period of 1999. 1999 gross profits included a non-cash inventory charge of $15.0 million. Excluding this charge, gross profits declined by 43% as the gross margin declined from 23.8% earned in 1999 to 19.1% earned in 2000. The decrease in the gross margin is primarily attributed to the impact of the lower volume of coaches sold during the period and losses incurred at the Company's Mexican manufacturing facility in preparation for production of the Company's new G series and F-35 series coaches.

    Operating income from coach sales of $13.7 million for the six months ended June 30, 2000 decreased $13.8 million ($28.8 million after impact of inventory charge) from the comparable period of 1999. Operating income margins, excluding the impact of the inventory charge, decreased from 11.1% earned in 1999 to 4.9% earned in 2000.

CUSTOMER SUPPORT BUSINESS

    Revenues for the Customer Support Business of $75.8 million for the six months ended June 30, 2000 declined by $26.2 million or 25% from the comparable period of 1999. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its Mexican parts company to Grupo Dina which resulted in a decrease in revenue of approximately $8.4 million from a year ago. $7.7 million of the revenue decline was due to problems experienced with product availability due to a major competitor's acquisition of a component part supplier. The balance of the decrease is primarily due to a backlog issue experienced in the first quarter in connection with the relocation of a major warehouse, product mix and lower service income.

    Gross profits from Customer Support Business of $21.8 million for the six months ended June 30, 2000, were $.5 million or 2% below the same period of 1999 after adjusting for the $6.0 million inventory charge in 1999. Gross margin increased from 21.8% for the six months ended June 30, 1999 to 28.8% for the comparable period of 2000. The increase in the gross margin percentage is largely due the impact of a quarter over quarter sales product mix change.

    Operating income from Customer Support Business of $8.3 million was $2.6 million or 24% below the comparable period of 1999 after excluding the impact of the inventory charge. Operating income margins increased from 10.8% for the six months ended June 30, 2000 to 11% for the comparable period of 2000. The impact of the higher gross profit margins were offset with higher expenses associated with the implementation of its plan to consolidate its distribution center operations in Louisville, Kentucky, and the implementation of a new computer system.

FINANCE OPERATIONS

    Revenues from finance operations of $4.5 million for the six months ended June 30, 2000 increased $.9 million or 24% from the comparable period of 1999. The increase in revenues is a due to an increase in lease rental income.

    Gross profits from finance operations of $.7 million for the six months ended June 30, 2000 decreased $.2 million or 24% from the same period last year while the gross margins decreased from 25% in 1999 to 16% for the comparable period of 2000.

    Operating losses from finance operations for the six months ended June 30, 2000 of $4.6 million include $3.3 million of losses from the securitization of notes receivable during the second quarter. Excluding the loss on securitization, operating losses increased by $1.1 million from the comparable period due to higher selling, general and administrative expenses.

RECENT EVENTS

    Greyhound Lines Inc. ("Greyhound"), a major customer of the Company, reported in its Form 10-Q for the quarter ended June 30, 2000 that its parent company, Laidlaw Inc. ("Laidlaw"), would no longer provide cash funding and financing to Greyhound after August 1, 2000. However, Laidlaw authorized Greyhound to seek and obtain outside financing for its seasonal cash requirements and capital expenditures that cannot be financed through generated cash flow. As of August 21, 2000, Greyhound has ordered 90 motor coaches from the Company, of which 33 have been delivered, and payments totaling approximately $27 million for these coaches are due to the Company in December 2000. If Greyhound is unable to obtain financing, it may be unable to satisfy its obligations to the Company, including with respect to payment for coaches already delivered. Greyhound is not in default on any of its obligations to the Company. The inability of Greyhound to satisfy its obligation could have an adverse impact on the Company.

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

    Because the Company's obligations under its Senior Credit Facility include interest at floating rates, based on certain quoted rates, the Company is sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $327 million of borrowings under the facility as of June 30, 2000, would result in additional annual interest expense of approximately $3.3 million ($2.0 million after tax) and would not be material to the Company cash flow or financial position.

FOREIGN CURRENCY

    As a Company with multi-national operations, certain of the Company's transactions are denominated in foreign currencies. The Company uses financial instruments to hedge or reduce its overall exposure to the effects of currency fluctuations on its cash flows. The Company's policy is not to speculate in such financial instruments for profit or gain. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

    Currently, the Company hedges forecasted transactions relating to its manufacturing operations for its Motor Coach Industries, Limited subsidiary located in Winnipeg, Canada. At June 30, 2000, the Company had approximately $68 million of foreign currency forward contracts outstanding with expiration dates through April 25, 2001, hedging manufacturing cost exposures within its Canadian subsidiary.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is party to various employment and other legal actions as plaintiff or defendant. The Company is also subject to various product liability lawsuits in the United States and Canada for personal injuries and property damage, allegedly relating to the use of products manufactured or sold by us. The Company considers litigation of this nature to be in the ordinary course of business and, while it maintains product liability insurance in customary amounts to cover such matters, the Company cannot be assured that insurance will be available in the future or on terms acceptable to it. While the Company cannot determine with certainty the ultimate outcome of such lawsuits, it believes that it is not involved in any current litigation, or arbitration proceedings, which if determined adversely to it, either individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations.

    On August 8, 2000, the Company filed a suit against its former CEO, James P. Bernacchi and ABC Bus Companies, Inc. ("ABC") in the U.S. District Court for the Northern District of Illinois. The suit alleges that Bernacchi violated the terms of the non-compete provision in his employment agreement by going to work for MCII's competitor, ABC. Also, on August 8, 2000 the Company sought and obtained a Temporary Restraining Order ("TRO") that temporarily prohibits Bernacchi from continuing to work for ABC or otherwise violate the non-compete agreement. The TRO is scheduled to expire on August 22, 2000 and it is expected that a hearing on the Company's motion for a preliminary injunction will be scheduled shortly.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

a)	Exhibits
	10.1	Receivables Purchase Agreement with SPARC as Purchaser dated May 2, 2000
	10.2	Receivables Purchase Agreement with CIBC as Purchaser dated May 2, 2000
	10.3	Receivables Sales Agreement with BusLease as Seller dated May 2, 2000
	10.4	Receivables Sales Agreement with MCII Financial Services II as Seller dated May 2, 2000
	10.5	Receivables Sales Agreement with MCII Fundings, Inc. as Seller dated May 2, 2000
	10.6	Insurance and Indemnity Agreement dated May 2, 2000
	10.7	Employment Agreement between the Company and Roberto Cordaro
	10.8	Employment Agreement between the Company and Horst Sieben
	10.9	2000 Management Incentive Plan
	27.	Financial Data Schedule (Edgar filing only)
b)	Reports on Form 8-K
None

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
By:	/s/ HORST O. SIEBEN Horst O. Sieben Chief Financial Officer

August 21, 2000

QuickLinks

MOTOR COACH INDUSTRIES INTERNATIONAL INC. CONSOLIDATED INCOME STATEMENT FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2000 AND 1999
MOTOR COACH INDUSTRIES INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
MOTOR COACH INDUSTRIES INTERNATIONAL INC. UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
MOTOR COACH INDUSTRIES INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999.
COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.
RECENT EVENTS
SIGNATURES