Form 10-Q
period 2000-09-30
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2000-11-20
CIK 906196

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
Commission File No. 333-08871

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	86-0706940
(State or other jurisdiction of	(IRS Employer Identification No.	)
incorporation or organization)
1700 EAST GOLF ROAD, SCHAUMBURG, ILLINOIS 60173 (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code): (847) 285-2000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of September 30, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information, in accordance with generally accepted accounting principles, has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Motor Coach Industries International, Inc. Annual Report on Form 10-K dated December 31, 1999. In the opinion of management, these statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly the financial position as of September 30, 2000, and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000, and September 30, 1999 and the Statement of Cash Flows for the nine month periods ended September 30, 2000 and September 30, 1999. The 2000 interim results reported herein may not necessarily be indicative of results of operations for the full year 2000.

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

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED INCOME STATEMENT
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Dollars in Thousands)	2000	1999	2000	1999
Revenues:
Sales	$138,913	$186,226	$494,979	$671,870
Finance income	780	1,406	5,287	3,024

Total revenues	139,693	187,632	500,266	674,894

Operating Costs and Expenses:
Cost of sales (exclusive of items shown separately below)	113,560	141,689	387,065	506,203
Cost of sales inventory valuation charge	—	—	—	21,000
Interest expense, finance operations	324	1,183	3,252	3,007
Depreciation and amortization	7,524	6,579	22,323	19,707
Loss on sale of notes receivable through securitization	780	—	4,049	—
Research and development expenses	2,805	3,830	7,748	8,463
Selling, general and administrative expenses	22,329	22,526	66,013	73,042

Total operating costs and expenses	147,322	175,807	490,450	631,422

Operating Income (Loss)	(7,629)	11,825	9,816	43,472
Other income and (expense):
Interest expense, net	(14,177)	(14,228)	(41,932)	(30,007)
Interest expense pushed down from related party	—	—	—	(11,601)
Foreign currency translation gain (loss)	(388)	(748)	1,797	(1,641)
Other income (expense)	384	996	(925)	(510)

Total other income and (expense)	(14,181)	(13,980)	(41,060)	(43,759)

Income (Loss) before income taxes and extraordinary items	(21,810)	(2,155)	(31,244)	(287)
Income tax provision (benefit)	(7,517)	(1,231)	(7,901)	6,412

Net income (loss) before extraordinary items	(14,293)	(924)	(23,343)	(6,699)
Extraordinary items	—	—	—	(2,614)

Net income (loss)	$(14,293)	$(924)	$(23,343)	$(9,313)

EBITDA:
Operating income (loss)	$(7,629)	$11,825	$9,816	$43,472
Depreciation and amortization	7,524	6,579	22,323	19,707
Loss on sale of notes receivable through securitization	780	—	4,049	—
Cost of sales inventory valuation charge	—	—	—	21,000

Total	$675	$18,404	$36,188	$84,179

The accompanying notes are an integral part of these statements.

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

(dollars in thousands)	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$23,279	$15,630
Trade and other accounts receivable, net	129,304	145,691
Current portion of notes receivable	6,910	17,483
Inventories, net	241,981	217,083
Deferred income taxes	37,073	25,489
Other current assets	6,510	4,751

Total current assets	445,057	426,127
Property, plant and equipment, net	106,411	110,470
Notes receivable	28,214	57,771
Investments in affiliates	4	23,820
Intangible assets, net	208,109	212,723
Deferred income taxes-noncurrent	14,048	19,975
Other non-current assets	32,171	40,388

Total assets	$834,014	$891,274

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$70,882	$90,183
Accrued compensation	7,204	9,149
Accrued warranties	11,716	13,365
Accrued income taxes	10,934	4,695
Customer deposits	38,518	952
Self insurance reserves	3,411	3,101
Net liabilities of discontinued operations	3,083	3,949
Other current liabilities	20,184	30,880

Total current liabilities	165,932	156,274
Long-term debt	459,202	536,534
Pensions and other benefits	18,044	16,689
Deferred income taxes	7,914	11,893
Other deferred items and self insurance reserves	13,398	14,767

Total liabilities	664,490	736,157

Stockholder's equity
Common stock (1000 shares authorized, issued and outstanding) and additional paid-in capital	386,611	341,813
Accumulated deficit	(190,593)	(167,250)
Accumulated other comprehensive income	(26,494)	(19,446)

Total stockholder's equity	169,524	155,117

Total liabilities and stockholder's equity	$834,014	$891,274

The accompanying notes are an integral part of these statements.

MOTORCOACH INDUSTRIES INTERNATIONAL INC.
UNAUDITED STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

(dollars in thousands)	2000	1999
Cash flows provided by (used in) operating activities
Net Loss	$(23,343)	$(9,313)
Adjustments to reconcile Net Loss to Net Cash
Provided by (used in) operations:
Depreciation and amortization	22,323	19,707
Deferred income taxes	(9,711)	(4,108)
Loss on sale of property	356	—
Loss on securitization	4,049	—
Extraordinary loss on early retirement of debt	—	4,182
Non-cash inventory valuation charge	—	21,000
Non-cash interest expense	2,413	—
Other non-cash items, net	3,491	5,938
All other operating activities	(2,716)	(52,502)

Net cash provided by (used in) operating activities	(3,138)	(15,096)

Cash flows provided by (used in) investing activities
Capital expenditures	(13,139)	(19,332)
Transfer of Mexican subsidiaries	—	(1,483)
Purchase of majority interest in MCIFS, net of cash received	338	—
Net proceeds from initial securitization	55,719	—
Net proceeds from other securitizations	46,013	—
Proceeds from sale of property and investments	8,157	12,334
Other changes in notes receivable	(54,180)	(26,533)
Investment in assets held for lease	(3,754)	(8,040)
Discontinued operations, net changes	(866)	1,053

Net cash provided by (used in) investing activities	38,288	(42,001)

Cash provided by (used in) financing activities
Proceeds from issuance of term B loans	—	333,000
Proceeds from issuance of 11 1/4% senior sub notes	—	150,080
Payment of term B loan principal	(22,497)	(833)
Payment of 9.02% senior notes	—	(105,321)
Payment of senior secured discount notes	—	(206,500)
Payment of debt issuance costs	—	(25,046)
Payment of parent company senior notes	—	(35,574)
Net change in related party receivables, payables	—	(16,702)
Net change in other long-term borrowings	—	(21,774)
Dividends paid to parent company	—	(74,459)
Net change in bank credit facilities	(55,000)	(99,594)
New paid-in-capital, net of transaction costs	49,996	159,270

Net cash provided by (used in) financing activities	(27,501)	56,547

Net increase (decrease) in cash	7,649	(550)
Cash and cash equivalents at beginning of period	15,630	24,038

Cash and cash equivalents at end of period	$23,279	$23,488

The accompanying notes are an integral part of these statements.

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The Company is a wholly owned subsidiary of MCII Holdings (USA), Inc. These unaudited financial statements present the accounts of Motor Coach Industries International Inc. ("MCII") together with its subsidiaries (the "Company"). The Company's principal operating subsidiaries are Motor Coach Industries, Inc. ("MCI-U.S."), Motor Coach Industries Limited ("MCI-Canada"), MCI Sales and Service, Inc., MCI Service Parts, Inc., and Motor Coach Industries Mexico, S.A. de C.V. ("MCI- Mexico")

    All significant inter-company balances and transactions have been eliminated upon consolidation. Prior period amounts include all reclassifications necessary to conform to current presentations.

NOTE 2.  SECURITIZATION TRANSACTION

    During the second quarter of 2000, the Company completed an asset securitization of the existing notes receivable and financing lease receivables as of March 31, 2000 of its financing company, BusLease, Inc. (BLI) and its then 25% indirectly-owned equity interest in MCII Funding Inc., and two subsequent asset securitizations on its notes receivables and financing lease receivables entered into with customers subsequent to March 31, 2000. Under the terms of the agreement, BLI sold a substantial portion of its portfolio to MCII Financial Services II, Inc. ("MCIFS2") and BLI remains the servicer of these notes. MCIFS2 and BLI are wholly owned consolidated subsidiaries of the Company. MCIFS2 and MCII Funding Inc. sell the qualifying notes receivable at 97% of the remaining principal to MCII Funding II, Inc. ("MCII Funding II"), an unconsolidated affiliated company. MCII Funding II then sells the qualifying notes receivable to a qualified securitization entity at 100% of the remaining principal balance.

    Through September 30, 2000, the Company had realized proceeds of approximately $101.7 million from the sale of MCIFS2 notes receivable resulting in a loss on the securitization of $3.0 million and also recognized a $1.0 million charge from its 25% after-tax share of the losses due to securitization realized by MCII Funding Inc.

NOTE 3.  INVENTORY VALUATION CHARGE

    In the second quarter of 1999, the Company recorded a non-cash inventory charge of $21.0 million. $15.0 million of this charge was recorded to adjust the inventory of used coaches to reflect a change in asset management in response to the changing dynamics of the marketplace. The remaining $6.0 million charge was recorded to rationalize the inventory of replacement parts in conjunction with a revised plan developed during the second quarter of 1999 to consolidate the Company's replacement parts distribution activities into a single location.

NOTE 4.  EXTRAORDINARY ITEM

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

NOTE 5.  INVENTORIES

    Inventories consisted of the following (dollars in thousands):

	September 30, 2000	December 31, 1999
Raw Materials	$41,667	$42,865
Work in Process	60,314	41,513
Finished Goods	167,045	163,634

	269,026	248,012
Inventory Reserves	(27,045)	(30,929)

Total	$241,981	$217,083

NOTE 6. LONG-TERM DEBT

    Below is a schedule of outstanding debt as of September 30, 2000 and December 31, 1999 (dollars in thousands):

	September 30, 2000	December 31, 1999
11 1/4% senior subordinated notes, due 2009	$152,250	$152,250
Borrowings under senior secured credit facility:
Term loan B, due 2006	308,838	331,335
Revolving credit agreement, due 2005	—	55,000

Total	461,088	538,585
Less unamortized discount on 11 1/4% senior subordinated notes	(1,886)	(2,051)

Total	$459,202	$536,534

    The Company, during the third quarter of 2000, made a $20 million voluntary repayment of its term loans in addition to its regularly scheduled debt payments. The Company, during the second quarter of 2000, paid all outstanding borrowings under the revolving credit agreement. The Company also signed two amendments that, among their provisions, resulted in an increase in the revolving credit line by $40.0 million to $152.0 million. The Company, at September 30, 2000, had outstanding letters of credit of $79.0 million pledged against that credit line, resulting in $73.0 available for future borrowings. The Company, at September 30, 2000, is in compliance with all loan covenant provisions.

NOTE 7.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

    In 2000, the Company received an additional capital contribution of $49,996,000, net of transaction costs, from its parent company. The Company also recorded charges of $5,182,000 to stockholders' equity to reflect adjustments in the charges to equity made during 1999 to record the forgiveness of receivables from affiliates associated with the 1999 financial restructuring.

NOTE 8.  REVENUES, GROSS PROFIT AND OPERATING INCOME, SUPPLEMENTARY INFORMATION

    Revenues, gross profit and operating income for the three and nine month periods ended September 30, 2000 and September 30, 1999 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in thousands)	2000	1999	2000	1999
Revenues:
Coach Sales	$105,481	$140,441	$385,780	$522,146
Customer Support Business	33,432	44,803	109,199	146,729
Finance	780	2,388	5,287	6,019

	$139,693	$187,632	$500,266	$674,894

Gross profit (loss):
Coach Sales	$14,061	$30,990	$67,502	$106,894
Customer Support Business	7,726	9,380	29,543	25,648
Finance	(193)	574	507	926

	$21,594	$40,944	$97,552	$133,468

Operating income (loss):
Coach Sales	$(6,543)	$8,824	$7,126	$36,318
Customer Support Business	78	3,208	8,416	8,177
Finance	(1,164)	(207)	(5,726)	(1,023)

	$(7,629)	$11,825	$9,816	$43,472

    Total assets as of September 30, 2000 were as follows (dollars in thousands):

Coach Sales	$571,938
Customer Support Business	208,914
Finance	53,162

$834,014

NOTE 9.  COMPREHENSIVE INCOME (LOSS)

    For the nine months ended September 30, 2000 and 1999, the Company's comprehensive income included net income and foreign currency translation losses. The Company recorded a foreign currency translation loss of $7,048,000 for the nine months ended September 30, 2000 compared to a $3,135,000 foreign currency translation gain during the comparable period of 1999. Therefore, total comprehensive income(loss) was ($30,391,000) for the nine months ended September 30, 2000, compared with ($6,178,000) for the comparable period of 1999.

NOTE 10. RELATED PARTY TRANSACTIONS

    Related party transactions for the three and nine month periods ended September 30, 2000 and 1999 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2000	1999	2000	1999
Purchases from affiliated companies:
Goods	$2,158	$1,005	$7,528	$5,090
Services	(638)	1,425	1,197	7,120

	$1,520	$2,430	$8,725	$12,210

Sales to affiliated companies:
Goods	$168	$666	$907	$3,175

Charges to affiliated companies:
MCII Funding II	$68	$—	$350	$—

Charges from affiliated companies:
MCII Financial Services (1)	$—	$594	$1,005	$1,484
Grupo Dina Royalties	—	—	—	2,013
Grupo Dina Management Fee	—	—	—	417

	$—	$594	$1,005	$3,914

(1)
In the third quarter, the Company acquired the remaining 75% interest in MCII Financial Services Inc. and its wholly owned subsidiary, MCII Funding Inc. (together referred to as "MCIFS1") and is included as a consolidated subsidiary since acquisition.

NOTE 11. CHANGES IN OTHER OPERATING ACTIVITIES

    Changes in other operating activities for the nine months ended September 30, 2000 and 1999 consisted of:

(dollars in thousands)	2000	1999
Decrease (increase) in accounts receivable	$27,279	$(5,090)
Decrease (increase) in inventories	(31,601)	(28,134)
Increase (decrease) in accounts payable	(19,301)	6,589
Increase (decrease) in accrued income taxes	8,639	(32,006)
Increase (decrease) in customer deposits	32,847	12,566
All other changes, net	(20,579)	(6,427)

Changes in other operating activities	$(2,716)	$(52,502)

NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

    Motor Coach Industries Limited's Canadian income tax returns for 1982 through 1992 have been under review for several years by the Canada Customs and Revenue Agency ("CCRA"). During September 2000, Advance Pricing Agreements were entered into by the Company with the Internal Revenue Service and the CCRA. These agreements covered the 1982 through 1999 tax years and resulted in a shift of $35,617,000 of income from the U.S. to Canada. The form of the settlement substantially eliminates the payment and receipt of interest, and thus the net financial differences attributable to the settlement were limited to differentials in tax rates and exchange rates, and did not have a material impact on the Company's financial condition or results of operations.

NOTE 13.  GUARANTOR CONDENSED UNAUDITED FINANCIAL STATEMENTS

Condensed Consolidated Income Statement

	For the Three Months Ended September 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$114,260	$49,655	$(24,222)	$139,693
Cost of sales (exclusive of items shown separately below)	—	90,531	47,251	(24,222)	113,560
Interest expense, finance operations	—	324	—	—	324
Depreciation & amorization expense	126	4,118	3,280	—	7,524
Loss on securitization of notes receivable	—	780	—	—	780
Research and development expenses	—	1,971	834	—	2,805
Tax profit allocation MCI/MCI Ltd.	—	6,989	(6,989)	—	—
Selling, general and marketing expenses	4,663	12,768	4,898	—	22,329

Operating income (loss)	(4,789)	(3,221)	381	—	(7,629)
Interest (expense) income	(8,137)	(6,218)	178	—	(14,177)
Foreign currency translation gain (loss)	(34)	(200)	(154)	—	(388)
Other income (expense)	—	(180)	564	—	384

	(8,171)	(6,598)	588	—	(14,181)

Income (loss) before income taxes	(12,960)	(9,819)	969	—	(21,810)
Income taxes	(5,221)	(3,296)	1,000	—	(7,517)

Net income (loss)	$(7,739)	$(6,523)	$(31)	$—	$(14,293)

Condensed Consolidated Income Statement

	Three Months Ended September 30, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$151,127	$78,776	$(42,271)	$187,632
Cost of sales (exclusive of items shown separately below)	—	122,011	63,672	(43,994)	141,689
Interest expense, finance operations	—	1,183	—	—	1,183
Depreciation and amortization expense	76	2,943	3,560	—	6,579
Research and development expenses	—	2,510	1,320	—	3,830
Tax profit allocation — MCI/MCI Ltd.	—	6,858	(6,858)	—	—
Selling, general and marketing expenses	(1,244)	14,276	9,494	—	22,526

Operating income (loss)	1,168	1,346	7,588	1,723	11,825

Interest (expense) income	(9,251)	(3,511)	(1,466)	—	(14,228)
Foreign currency translation gain (loss)	—	—	(748)	—	(748)
Other income (expense)	(64)	(486)	1,546	—	996

	(9,315)	(3,997)	(668)	—	(13,980)

Income (loss) before income taxes	(8,147)	(2,651)	6,920	1,723	(2,155)
Income taxes	(3,466)	(285)	2,520	—	(1,231)

Net income (loss)	$(4,681)	$(2,366)	$4,400	$1,723	$(924)

Condensed Consolidated Income Statement

	For the Nine Months Ended September 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$412,767	$184,285	$(96,786)	$500,266
Cost of sales (exclusive of items shown separately below)	—	316,000	167,851	(96,786)	387,065
Interest expense, finance operations	—	3,252	—	—	3,252
Depreciation & amorization expense	356	11,816	10,151	—	22,323
Loss on securitization of notes receivable	962	3,087	—	—	4,049
Research and development expenses	—	5,121	2,627	—	7,748
Tax profit allocation MCI/MCI Ltd.	—	21,682	(21,682)	—	—
Selling, general and marketing expenses	11,808	39,840	14,365	—	66,013

Operating income (loss)	(13,126)	11,969	10,973	—	9,816
Interest (expense) income	(30,286)	(11,978)	332	—	(41,932)
Foreign currency translation gain (loss)	(93)	(39)	1,929	—	1,797
Other income (expense)	—	(337)	(588)	—	(925)

	(30,379)	(12,354)	1,673	—	(41,060)

Income (loss) before income taxes	(43,505)	(385)	12,646	—	(31,244)
Income taxes	(17,699)	1,688	8,110	—	(7,901)

Net income (loss)	$(25,806)	$(2,073)	$4,536	$—	$(23,343)

Condensed Consolidated Income Statement

	Nine Months Ended September 30, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Revenue	$—	$547,492	$280,331	$(152,929)	$674,894
Cost of sales (exclusive of items shown separately below)	—	422,825	234,970	(151,592)	506,203
Cost of sales inventory valuation charge	—	21,000	—	—	21,000
Interest expense, finance operations	—	3,007	—	—	3,007
Depreciation and amortization expense	198	8,465	11,044	—	19,707
Research and development expenses	—	5,196	3,267	—	8,463
Tax profit allocation — MCI/MCI Ltd.	—	31,643	(31,643)	—	—
Selling, general and marketing expenses	(1,076)	43,664	30,454	—	73,042

Operating income (loss)	878	11,692	32,239	(1,337)	43,472

Interest (expense) income	(17,726)	(10,971)	(1,310)	—	(30,007)
Interest expense pushed down from related party	(11,601)	—	—	—	(11,601)
Foreign currency translation gain (loss)	—	—	(1,641)	—	(1,641)
Other income (expense)	90	(1,202)	602	—	(510)

	(29,237)	(12,173)	(2,349)	—	(43,759)

Income (loss) before income taxes	(28,359)	(481)	29,890	(1,337)	(287)
Income taxes	(6,345)	1,255	11,502	—	6,412

	(22,014)	(1,736)	18,388	(1,337)	(6,699)
Extraordinary loss	(2,614)	—	—	—	(2,614)

Net income (loss)	$(24,628)	$(1,736)	$18,388	$(1,337)	$(9,313)

Condensed Consolidated Balance Sheet

	September 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,485	$2,905	$1,889	$—	$23,279
Trade and other accounts receivable, net	11,294	81,561	36,449	—	129,304
Intercompany receivables (payables)	691,499	(476,834)	(5,193)	(209,472)	—
Current portion of notes receivable	—	6,372	538	—	6,910
Inventories, net	—	179,394	62,999	(412)	241,981
Deferred income taxes	21,881	13,299	1,893	—	37,073
Other current assets	1,523	2,879	2,108	—	6,510

Total Current Assets	744,682	(190,424)	100,683	(209,884)	445,057
Property plant & equipment	1,315	60,155	44,972	(31)	106,411
Notes receivable	—	17,237	10,977	—	28,214
Investments in affiliates	160,390	—	—	(160,386)	4
Intangibles assets	1,692	140,956	65,461	—	208,109
Deferred income tax- long term	—	(1,683)	15,731	—	14,048
Other assets	19,820	7,149	5,202	—	32,171

Total Assets	$927,899	$33,390	$243,026	$(370,301)	$834,014

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
Accounts payable	$1,437	$43,837	$25,608	$—	$70,882
Accrued compensation	552	3,142	3,510	—	7,204
Accrued warranties	—	9,973	1,743	—	11,716
Accrued income taxes	6,671	(6,987)	10,815	435	10,934
Customer deposits	—	32,654	5,864	—	38,518
Self insurance reserves	3,411	—	—	—	3,411
Net liabilities of discontinued operations	—	3,083	—	—	3,083
Other current liabilities	12,338	3,407	4,439	—	20,184

Total Current Liabilities	24,409	89,109	51,979	435	165,932
Long-term debt	459,202	—	—	—	459,202
Pensions and other benefits	13,635	—	4,409	—	18,044
Deferred income taxes	2,756	—	5,158	—	7,914
Other deferred items & self insurance reserves	5,221	8,177	—	—	13,398

Total Liabilites	505,223	97,286	61,546	435	664,490

Stockholder's Equity
Common stock and additional capital	623,276	124,613	120,623	(481,901)	386,611
Accumulated deficit	(200,564)	(188,509)	87,046	111,434	(190,593)
Accumulated other comprehensive income	(36)	—	(26,189)	(269)	(26,494)

Total Stockholder's Equity	422,676	(63,896)	181,480	(370,736)	169,524

Total Liabilities and Stockholder's Equity	$927,899	$33,390	$243,026	$(370,301)	$834,014

Condensed Consolidated Balance Sheet

	December 31, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,163	$2,204	$9,263	$—	$15,630
Trade and other accounts receivable, net	6,782	91,407	47,502	—	145,691
Intercompany receivables (payables)	758,889	(543,678)	(5,755)	(209,456)	—
Current portion of notes receivable	—	16,924	559	—	17,483
Inventories	—	163,478	55,105	(1,500)	217,083
Deferred income taxes	7,146	16,546	1,797	—	25,489
Other current assets	653	2,920	1,178	—	4,751

Total Current Assets	777,633	(250,199)	109,649	(210,956)	426,127
Property, plant & equipment, net	1,161	52,681	56,659	(31)	110,470
Notes receivable	—	54,833	2,938	—	57,771
Investments in affiliates	160,388	—	—	(136,568)	23,820
Intangible assets, net	1,729	141,374	69,620	—	212,723
Deferred income taxes-noncurrent	1,483	2,694	15,798	—	19,975
Other non-current assets	20,811	11,844	7,733	—	40,388

Total Assets	$963,205	$13,227	$262,397	(347,555)	$891,274

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$2,541	$48,034	$39,608	—	$90,183
Accrued compensation	1,195	3,861	4,093	—	9,149
Accrued warranties	—	10,115	3,250	—	13,365
Accrued income taxes	1,084	(183)	3,794	—	4,695
Customer deposits					952
Self insurance reserves	3,101	—	—	—	3,101
Net liabilities of discontinued operations	—	3,949	—	—	3,949
Other current liabilities	7,017	8,811	16,004	(952)	30,880

Total Current Liabilities	14,938	74,587	66,749	—	156,274
Long-term debt	536,534	—	—	—	536,534
Pensions and other benefits	12,393	—	4,296	—	16,689
Other deferred items & self insurance reserves	6,169	8,598	—	—	14,767
Deferred income taxes	853	4,786	6,254	—	11,893

Total Liabilities	570,887	87,971	77,299	—	736,157

Stockholder's Equity
Common stock and additional paid-in capital	578,463	98,456	120,623	(455,729)	341,813
Accumulated deficit	(186,109)	(173,200)	83,616	108,443	(167,250)
Accumulated other comprehensive income	(36)	—	(19,141)	(269)	(19,446)

Total Stockholder's Equity	392,318	(74,744)	185,098	(347,555)	155,117

Total Liabilities and Stockholder's Equity	$963,205	$13,227	$262,397	$(347,555)	$891,274

Condensed Consolidated Statement of Cash Flows

	For the Nine Months Ended September 30, 2000
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Cash Flows Provided By (Used In) Operating Activities
Net Income (Loss)	$(25,806)	$(2,073)	$4,536	$—	$(23,343)

Adjustments to Reconcile Net Loss to Net Cash
Provided By (Used In) Operations:
Depreciation and amortization	356	11,816	10,151	—	22,323
Deferred income taxes	(11,349)	2,763	(1,125)	—	(9,711)
Loss on sale of property and investments	—	199	157	—	356
Loss on securitizations	962	3,087	—	—	4,049
Non-cash interest expense	2,413	—	—	—	2,413
Other non-cash items	(4,706)	6,618	1,579	—	3,491
All other operating activities	12,732	(6,722)	(8,710)	(16)	(2,716)

Net Cash Provided By (Used In) Operating Activities	(25,398)	15,688	6,588	(16)	(3,138)

Cash Flows Provided By (Used In) Investing Activities
Capital expenditures	$(507)	$(7,160)	$(5,472)	$—	$(13,139)
Investment in assets held for lease	—	(3,754)	—	—	(3,754)
Purchase of MCIFS, net of cash received	338	—	—	—	338
Proceeds from sale of property and investments	—	8,067	90	—	8,157
Net proceeds from securitization of notes receivable	—	101,732	—	—	101,732
Other changes in notes receivable	—	(46,162)	(8,018)	—	(54,180)
Discontinued operations, net changes	—	(866)	—	—	(866)

Net Cash Provided By (Used In) Investing Activities	(169)	51,857	(13,400)	—	38,288

Cash Provided By (Used In) Financing Activities
Payment of term B loan principal	(22,497)	—	—	—	(22,497)
Net change in bank credit facilities	(55,000)	—	—	—	(55,000)
Net change in related party receivables/payables	67,390	(66,844)	(562)	16	—
New paid-in capital, net of transaction costs	49,996	—	—	—	49,996

Net Cash Provided By (Used In) Financing Activities	39,889	(66,844)	(562)	16	(27,501)

Net Increase (Decrease) in Cash	14,322	701	(7,374)	—	7,649
Cash and Cash Equivalents at Beginning of Period	4,163	2,204	9,263	—	15,630

Cash and Cash Equivalents at End of Period	$18,485	$2,905	$1,889	$—	$23,279

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 1999
	MCII	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(dollars in thousands)
Cash Flows Provided By (Used In) Operating Activities
Net Income (Loss)	$(24,628)	$(1,736)	$18,388	$(1,337)	$(9,313)
Adjustments to Reconcile Net Loss to Net Cash
Provided By (Used In) Operations:
Depreciation and amortization	198	8,465	11,044	—	19,707
Extraordinary loss on early retirement of debt	4,182	—	—	—	4,182
Noncash inventory valuation charge	—	21,000	—	—	21,000
All other operating activities	47,583	(49,698)	(58,461)	1,337	(50,672)

Net Cash Provided By (Used In) Operating Activities	27,335	(21,969)	(29,029)	—	(15,096)

Cash Flows Provided By (Used In) Investing Activities
Capital expenditures	(350)	(16,878)	(2,104)	—	(19,332)
Proceeds from sale of property and investments	—	12,275	59	—	12,334
Change in notes receivable	—	(26,533)	—	—	(26,533)
Discontinued operations, net changes	—	1,053	—	—	1,053
Investments in assets held for lease	—	(8,040)	—	—	(8,040)
Transfer of Mexican subsidiaries	—	—	(1,483)	—	(1,483)

Net Cash Provided By (Used In) Investing Activities	(350)	(38,123)	(3,528)	—	(42,001)

Cash Provided By (Used In) Financing Activities
Proceeds from issuance of term B loans	333,000	—	—	—	333,000
Proceeds from issuance of 11 1/4% senior sub notes	150,080	—	—	—	150,080
Payment of term B loan principal	(833)	—	—	—	(833)
Payment of 9.02% senior notes	(105,321)	—	—	—	(105,321)
Payment of senior secured discount notes	(206,500)	—	—	—	(206,500)
Payment of debt issuance costs	(25,046)	—	—	—	(25,046)
Payment of parent company senior notes	(35,574)	—	—	—	(35,574)
Net change in other long-term borrowings	(21,774)	—	—	—	(21,774)
Net change in related party receivables, payables	(104,145)	49,066	38,377	—	(16,702)
Dividends paid to parent company	(74,459)	—	—	—	(74,459)
Net change in bank credit facilities	(91,000)	—	(8,594)	—	(99,594)
New paid-in-capital, net of transaction costs	159,270	—	—	—	159,270

Net Cash Provided By (Used In) Financing Activities	(22,302)	49,066	29,783	—	56,547

Net Increase (Decrease) in Cash	4,683	(2,459)	(2,774)	—	(550)
Cash and Cash Equivalents at Beginning of Period	5,415	3,801	14,822	—	24,038

Cash and Cash Equivalents at End of Period	$10,098	$1,342	$12,048	$—	$23,488

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    On June 16, 1999, MCII Holdings (USA), Inc. ("the Parent Company") completed a plan to financially restructure and reorganize itself. This move was necessitated because the Parent Company did not anticipate being able to generate sufficient cash flow to fund both its short term requirements for the debt payments and working capital needs and meet the required expiration of the Senior Credit Facility. On June 16, 1999 the Parent Company received $175 million from an investment group led by Joseph Littlejohn & Levy Fund III, in exchange for a 61% equity investment in the Parent Company, $50 million in Senior Notes of the Parent Company and warrants to purchase up to an additional 10% of the Parent Company's common stock on a fully dilutive basis. Consorcio G. Grupo Dina, S.A. de C.V. ("Grupo Dina") now owns a minority interest in the Parent Company. The Parent Company then made an additional $175 million equity investment in the Company. The Company also secured a $445 million Senior Secured Credit Facility and issued approximately $152 million of 11 1/4% Senior Subordinated Notes due 2009 at a discount of 98.575%. The $445 million Senior Secured Credit Facility consists of $333 million variable rate term loans due in 2006 and a $112 million revolving credit agreement due in 2005 (the "Revolver"). The Company used the proceeds from the equity investment, Senior Subordinated Notes, and the terms loans issued under the Senior Secured Credit Facility to pay off all of the Company's outstanding debt, $35.0 million of Parent Company senior notes, and make a final distribution to Grupo Dina of approximately $75 million. As part of the financial restructuring and reorganization, the Parent Company retained ownership of Transportation Manufacturing Operations, Inc. ("TMO") and Dina Autobuses, S.A. de C.V. ("Autobuses") and transferred its interest in its other minor Mexican subsidiaries to Grupo Dina. TMO's name was officially changed to Motor Coach Industries International, Inc. (MCII). Autobuses has become a subsidiary of MCII and its name has been changed to Motor Coach Industries Mexico, S.A. de C.V.

    During the second quarter of 2000, the Company executed two amendments to its $445.0 million Senior Secured Credit Facility dated June 16, 1999. These amendments provided the Company the opportunity to complete an asset securitization on its long-term receivables and finance leases, increased the Revolver credit line $20.0 million, allows the Company to increase the Revolver credit line by up to an additional $40.0 million, and redefined certain loan covenant provisions contained in the Senior Secured Credit Facility. In conjunction with the execution of the amendments, the Parent Company issued additional shares of its common stock to the investment group led by JLL Fund III in exchange for $50.0 million in cash, and the Parent Company subsequently made an additional capital contribution of $50.0 million in the Company. After the issuance of the additional shares of stock, the investment group led by JLL Fund III holds a 69% equity investment in the Parent Company. The Company, during the third quarter, increased its credit line on the Revolver by an additional $20.0 million to a total of $152.0 million at September 30, 2000. The Company, at September 30, 2000, had no outstanding borrowings under the Revolver and had letters of credit totaling $79.0 million against the Revolver.

    During the second quarter of 2000, the Company also completed the asset securitization transaction permitted under terms of the bank amendments signed by the Company. The Company executed several agreements in conjunction with this asset securitization deal (together referred to as "Asset Securitization Agreement"), allowing it to sell qualifying receivables and financing leases to a qualified securitization entity up to an aggregate outstanding amount of $250 million. Under the terms of the Asset Securitization Agreement, Bus-Lease, Inc. ("BLI") sold a substantial portion of its portfolio to MCII Financial Services II, Inc. ("MCIFS2") and BLI became servicer of the notes. Both companies are wholly owned, consolidated subsidiaries of the Company. The Company, then, completed an initial securitization where MCIFS2 and MCII Funding Inc. (together with MCII Financial Services Inc., referred to as "MCIFS1"), an indirectly owned 25% unconsolidated affiliate of the Company, sold qualifying receivables and leases to MCII Funding II, Inc., an unconsolidated affiliated company, at 97% of the remaining principal balance. MCII Funding II, Inc., then sold these receivables and leases at 100% of the remaining principal balance to the Special Purpose Accounts Receivable Corporation ("SPARC"). MCIFS2 and MCI Funding Inc. recognized losses on the sale of notes to MCII Funding II, Inc. while MCII Funding II, Inc. recognized gains on the sale of the notes to SPARC. The Company recognized net proceeds from the initial securitization of $55.7 million, which were primarily used to pay down the Revolver. MCIFS1 also received net proceeds of approximately $127.5 million from the initial securitization which were used to repay its outstanding notes payable. The Company, through September 30, 2000, completed additional securitization transactions resulting in net proceeds of $46.0 million, which were used to fund ongoing operations and make a voluntary repayment on its outstanding term loans of $20 million in addition to its required payments.

    The Company's total debt to total capitalization ratio decreased from 78% as of December 31, 1999 to 73% on September 30, 2000. The Company incurred $13.1 million in capital expenditures during the first nine months of 2000. The Company's working capital, excluding cash and cash equivalents, also increased from $254.2 million at the end of 1999 to $255.8 million on September 30, 2000.

    Net cash used in operating activities during the first nine months of 2000 totaled $3.1 million compared to $15.1 million of cash used in operating activities for the comparable period of 1999. The major causes for the decrease in net cash used in operating activities are increases in cash generated from changes in accounts receivable and customer deposits of approximately $32.4 and $20.3 million, respectively, offset partially by cash used from changes in accounts payable of approximately $25.9 million and the impact of the increase in net losses, excluding depreciation and amortization, of approximately $11.4 million.

    Net cash provided by investing activities totaled $38.3 million for the first nine months of 2000 compared to $42.0 million of cash used in investing activities during the same period of 1999. During the first nine months of 2000, the Company realized approximately $101.7 million in proceeds from the securitization of its qualifying notes receivable and finance leases. Capital expenditures during the first nine months of 2000 totaled approximately $13.1 million compared to $19.3 million during the comparable period of 1999. The Company used approximately $57.9 million, net of collections, during the first nine months of 2000 to finance customer coach purchases through its finance operations, compared to approximately $34.6 million, net, during the comparable period of 1999. Part of this increase in year-over-year net financing is attributed to the securitization transactions as the Company now sells its notes receivables instead of receiving payments from customers. Capital expenditures for 1999 include approximately $14.4 million associated with the construction of a new replacement parts distribution facility in Louisville, Kentucky, while capital expenditures in 2000 include approximately $4.0 million of expenditures associated with new systems and distribution equipment at Louisville, approximately $4.5 million associated with equipment additions in the Canadian new coach manufacturing facility and approximately $1.6 million associated with tooling for the new G-Coach. Proceeds from the sale of property and investments during the first nine months of 2000 of $8.2 million consists primarily of the sale of leased buses, while the $12.3 million of proceeds during the comparable period of 1999 consists of approximately $5.5 million from the sale of the Des Plaines, IL distribution facility and the balance primarily due to the sale of leased buses.

    Net cash used in financing activities was $27.5 million for the nine months ended September 30, 2000 compared to $32.2 million of cash provided by financing activities for the comparable period of 1999. The cash used in financing activities in 2000 is attributable to the Company using proceeds from a $50.0 million equity investment by the Parent Company and a portion of the proceeds realized from the asset securitizations to pay off its existing borrowings under the revolving credit facility and a $20 million voluntary repayment in addition to its regularly scheduled payments on its term loans. The cash provided by financing activities during the comparable period of 1999 was primarily the result of the financial restructuring completed in June of 1999.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

OVERVIEW

    Revenues for the three months ended September 30, 2000 were $139.7 million, a decrease of $47.9 million, or 26%, from $187.6 million during the comparable period of 1999. This decline is primarily attributable to a lower number of new coach units sold and a decline in revenue from the sale of related replacement parts.

    Gross profit for the three months ended September 30, 2000, was $21.6 million, a decrease of $19.3 million or 47% from the $40.9 million earned during the comparable period of 1999 as gross margins decreased from 21.8% earned during 1999 to 15.5% earned in 2000. The primary reasons for the gross margin decline are the impact of lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility.

    Depreciation and amortization expenses have increased by $0.9 million, or 14% due primarily to an increase in depreciation expense from the wear and tear associated with coaches used on short-term leasing arrangements, and higher depreciation expense associated with the new distribution center and computer systems in Louisville, Kentucky, and new manufacturing equipment in Winnipeg, Canada.

    The Company, during the third quarter of 2000, realized a loss on the sale of notes receivable through securitization of approximately $0.8 million. The loss arises from the sale of receivables to an unconsolidated affiliated company at 97% of the remaining principal. The unconsolidated affiliated company then sells the notes to the qualified securitization entity at 100% of the remaining principal and realizes a gain on the sale of notes to this entity.

    Selling, general and administrative expenses for the three months ended September 30, 2000 of $22.3 million decreased $0.2 million, or 1%, from the $22.5 million of expenses realized in the comparable period of 1999.

    Operating losses for the three months ended September 30, 2000 of $7.6 million were $19.4 million lower than the $11.8 million of operating income earned during the comparable period of 1999.

    Interest expense for the Company for the three months ended September 30, 2000 decreased $0.1 million or 1% from the comparable period of 1999 as lower average borrowings were largely offset by higher average rates.

    Foreign currency translation losses of $0.4 million for 2000 compared to $0.8 million for 1999 were primarily due to peso and Canadian dollar fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

    The Company recognized other income of $0.4 million for the three months ended September 30, 2000 compared to $1.0 million for the same period of 1999. This income is primarily due to gains realized on the disposal of fixed assets.

    The income tax benefit for the three months ended September 30, 2000 increased $6.3 million from the comparable period of 1999. This increase is primarily due to an increase of $19.7 million in loss before taxes.

COACH SALES

    Revenues from coach sales of $105.5 million for the three months ended September 30, 2000, decreased by $35.0 million or 25% from the comparable period of 1999. Revenue from new coaches decreased by $27.8 million or 23% as sales of new inter-city coaches totaled 301 units (223 units in the United States and Canada) compared to 454 units (292 units in the United States and Canada) during the same period of the prior year. The drop in unit sales is caused primarily by a decline in unit sales to the independent tour and charter operators, reflecting a substantial softening in market conditions. Also impacting unit sales in the third quarter were unexpected quality and delivery problems with some of its component part suppliers that were experienced during the last two weeks of September. This resulted in the Company's inability to deliver coaches to the public sector originally scheduled for delivery during the quarter. Partially offsetting the drop in unit demand from the independents is an increase in the Company's order level from the public sector. Order backlog as of September 30, 2000 was 1,172 units (1,034 units in the United States and Canada), compared to 497 units, (467 units in the United States and Canada) at December 31, 1999. Pre-owned coach revenue during the three months ended September 30, 2000, decreased $7.1 million or 46% from the comparable period of 1999 due to the mix of units sold as the Company concentrated on clearing out its stock of older model coaches.

    Gross profits for coach sales of $14.1 million for the three months ended September 30, 2000 decreased $16.9 million or 55% from the comparable period of 1999 as the gross margins decreased from 22.1% earned in 1999 to 13.3% earned in 2000. The decrease in the gross margins is primarily attributed to the impact of the lower volume of coaches sold during the period, more aggressive discounting to meet competition, and losses incurred at the Company's Mexican manufacturing facility in preparation for production of the Company's new G-series and F-35 series coaches. These increased costs were partially offset by the impact of cost reduction programs instituted during the second half of 1999.

    Coach sales reported an operating loss of $6.5 million for the three months ended September 30, 2000, which was $15.4 million lower than the same period last year. Lower selling expenses partially offset the decline in gross profits.

CUSTOMER SUPPORT BUSINESS

    Revenues for the Customer Support Business of $33.4 million for the three months ended September 30, 2000 declined by $11.4 million or 25% from the comparable period of 1999. The decrease is primarily due to a generally lower availability of replacements parts due to supplier problems experienced by the Company, caused, in one case, by a major competitor's acquisition of a component parts supplier and, in another case, by failure of a Mexico supplier to provide certain transit parts.

    Gross profits from the Customer Support Business of $7.7 million for the three months ended September 30, 2000, were $1.7 million or 17% lower than the same period of 1999. The gross margins increased from 20.9% in 1999 to 23.1% in 2000 due primarily to the mix of products sold.

    Operating income of $0.1 million for the three months ended September 30, 2000 compares to $3.2 million earned during the comparable period of 1999. The lower operating income is primarily the result of the lower gross profits and higher selling, general, and administrative expenses still reflecting relocation, training, and systems implementation expenses at the new distribution center.

FINANCE OPERATIONS

    Revenues from finance operations of $0.8 million for the three months ended September 30, 2000 decreased $1.6 million or 67% from the comparable period of 1999. The decrease in revenues reflects a change in strategy by the Company which involves the Company now securitizing its notes receivables each month instead of holding the notes to maturity.

    Operating losses from finance operations of $1.2 million for the three months ended September 30, 2000, included $0.8 million of losses realized from the securitization of notes receivable. Excluding this loss, operating losses of $0.4 million were incurred for the three months ended September 30, 2000 compared to operating losses of $0.2 million for the same period of 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1999.

OVERVIEW

    Revenues for the nine months ended September 30, 2000 were $500.3 million, a decrease of $174.6 million from $674.9 million for the comparable period of 1999. Included in 1999 revenues was approximately $10.5 million in revenue realized from subsidiary operations that were contributed to Grupo Dina as part of the financial restructuring plan completed on June 16, 1999. The year-over-year revenue decline, excluding this 1999 revenue, would have been $164.1 million or 24.7%.

    Gross profits of $97.6 million for the first nine months of 2000 are $35.9 million, or 27% lower than the $133.5 million earned during the comparable period of 1999. Included in the 1999 gross profits is a $21.0 million non-cash inventory charge to reduce pre-owned coach and replacement part inventories that did not reoccur in 2000. Gross margins, exclusive of this charge, decreased from 22.9% in 1999 to 19.5% in 2000. The lower gross margin is primarily due to the impact of the lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility.

    Depreciation and amortization expenses for the first nine months of 2000 have increased by $2.6 million over the comparable period of 1999 due to an increase in depreciation expense from the wear and tear expense associated with coaches used as demo coaches or out on short-term lease, and to higher depreciation expense associated with the new distribution center and computer systems in Louisville, Kentucky, and new manufacturing equipment in Winnipeg, Canada.

    The Company, during the first nine months of 2000, has realized losses on the securitization of notes receivable of approximately $4.0 million. This loss is comprised of losses of approximately $3.0 million associated with the sale of receivables by MCIFS2 and $1.0 million from its 25% share of the after-tax losses incurred by MCIFS1 associated with the original securitization transaction completed during the second quarter of 2000. These losses arise from the sale of receivables to an unconsolidated affiliated Company at 97% of the remaining principal and an MCIFS1 pre-tax writeoff of approximately $2.0 million of deferred charges associated with the issuance of notes payable to other lenders, which were paid off from its proceeds of the securitization.

    Selling, general and administrative expenses for the nine months ended September 30, 2000 of $66.0 million decreased $7.0 million from $73.0 million for the comparable period of 1999. Contributing to the decrease in selling, general and administrative expenses is approximately $2.4 million in royalty and management fees charged by Grupo Dina during the first nine months of 1999 that did not reoccur during the comparable period of 2000 as a result of the financial restructuring. Approximately $1.5 million of other costs incurred in 1999 were also eliminated in 2000 as a result of the financial restructuring. The balance of the decrease is primarily due to lower selling costs as a result of lower sales volume and lower benefit costs as a result of cost improvement initiatives implemented in late 1999 and 2000.

    Operating income for the first nine months of 2000 totaled $9.8 million, a decrease of $33.7 million or 77% from the $43.5 million earned during the comparable period of 1999. Included in 1999 operating earnings is the impact of the $21.0 million non-cash inventory charge and included in 2000 is the $4.0 million of losses on the sale of notes receivable through securitization. Excluding the impact of these two charges, that did not occur in their respective comparable periods, the operating income margin declined from 9.6% in 1999 to 2.8% in 2000.

    Interest expense for the Company for the nine months ended September 30, 2000 was $0.3 million higher than the comparable period of 1999 as the impact of higher average rates were partially offset by lower average borrowings.

    Foreign currency translation gains of approximately $1.8 million for the first nine months of 2000, compared to a $1.6 million loss for the comparable period of 1999, was primarily due to peso and Canadian dollar fluctuations against the US dollar and changes in the monetary position of the Company's Mexican subsidiary.

    The Company recognized other expense of $0.9 million for the nine months ended September 30, 2000 compared to $0.5 million for the same period of 1999. These expenses are primarily due to losses on the disposal of fixed assets.

    The income tax benefit for the nine months ended September 30, 2000 increased $14.3 million from the comparable period of 1999. This increase is due to an increase of $30.1 million in the loss before taxes and the impact of the 1999 non-deductible interest expense of $11.6 million associated with the push-down of Parent Company debt.

    The Company recognized an extraordinary loss of $2.6 million after-tax ($4.2 million pre-tax) during the second quarter of 1999 due to the early retirement of debt as a result of the 1999 financial restructuring and reorganization.

COACH SALES

    Revenues from coach sales of $385.8 million for the nine months ended September 30, 2000, decreased by $136.4 million or 26% from the comparable period of 1999. Revenue from new coaches decreased by $102.4 million or 22% as sales of new inter-city coaches totaled 1123 units (920 units in the United States and Canada) compared to 1550 units (1201 units in the United States and Canada) during the same period of the prior year. The decline in unit deliveries is due primarily to a decline in coach deliveries to the independent tour and charter market, reflecting a substantial softening in market conditions. Also impacting unit deliveries were unexpected quality and delivery problems with some of its component part suppliers experienced during the last two weeks of September. This resulted in the Company's inability to deliver coaches to the public sector that were originally scheduled for delivery during the third quarter. Pre-owned coach revenue during the nine months ended September 30, 2000, decreased $34.0 million or 53% over the comparable period of 1999, due primarily to a decrease of 28% in the number of used coaches sold, and a unit mix change as the Company concentrates on clearing out its older models.

    Gross profits for coach sales of $67.5 million for the nine months ended September 30, 2000 decreased $39.4 million or 37% from the comparable period of 1999. Gross profits for 1999 included a $15.0 million non-cash pre-owned coach inventory charge taken during the second quarter that reflected a change in asset management strategy in response to the changing dynamics of the marketplace. Gross margins, excluding this charge, decreased from 23.3% realized during the first nine months of 1999 to 17.5% realized during the comparable period of 2000. The decrease in the gross margins is primarily attributed to the impact of the lower volume of coaches sold during the period and losses incurred at the Company's Mexican manufacturing facility in preparation for production of the Company's new G-series and F-35 series coaches.

    Operating income from coach sales of $7.1 million for the nine months ended September 30, 2000 decreased $29.2 million from the same period last year. Excluding the $15.0 million non-cash inventory charge incurred during 1999, operating income margins decreased from 9.8% for the nine months ended September 30, 2000 to 1.8% for the comparable period of 1999. The elimination of Dina royalty and management fees coupled with lower selling expenses as a result of lower sales and lower benefit costs as a result of cost reduction initiatives taken during late 1999 and early 2000 were the primary factors contributing to the lower year-over-year selling, general, and administrative expenses.

CUSTOMER SUPPORT BUSINESS

    Revenues for the Customer Support Business of $109.2 million for the nine months ended September 30, 2000 declined by $37.5 million or 26% from the comparable period of 1999. Effective June 16, 1999, as part of the financial restructuring, the Company contributed its Mexican parts company to Grupo Dina which resulted in a decrease in revenue of approximately $8.4 million from a year ago. Approximately $11.3 million of the revenue decline is attributable to the problems experienced with product availability created by the acquisition of a component parts supplier by a major competitor and a Mexico supplier's inability to supply certain transit parts. The balance of the decline is largely attributable to a backlog issue experienced in the first quarter of 2000 associated with the relocation of a major warehouse to Louisville, Kentucky, product mix, and a general decline in market demand for the Company's products.

    Gross profits from Customer Support Business of $29.5 million for the nine months ended September 30, 2000, were $3.9 million or 15% above the same period of 1999. Gross profits for 1999 included a $6.0 million non-cash inventory charge taken during the second quarter to rationalize inventories in connection with a revised plan developed in the second quarter of 1999 to consolidate the Company's distribution activities into a single location. Excluding the impact of this charge, gross margins increased from 21.6% in 1999 to 27.1% in 2000. The increase in the gross margin percentage is largely driven by product mix changes.

    Operating income from the Customer Support Business of $8.4 million was $0.2 million or 3% higher than the comparable period of 1999. Operating income margins, excluding the impact of the $6.0 million non-cash inventory charge incurred in 1999, decreased from 9.6% for the nine months ended September 30, 1999 to 7.7% for the comparable period of 2000. The lower operating income margin for 2000 is due primarily to $3.7 million of higher selling, general and administrative expense primarily due to higher expenses associated with the implementation of its plan to consolidate its distribution center operations in Louisville, KY and the implementation of a new computer system.

FINANCE OPERATIONS

    Revenues from finance operations of $5.3 million for the nine months ended September 30, 2000 decreased $.7 million or 12% from the comparable period of 1999. The decrease in revenues is due to a change in strategy implemented during the second quarter of 2000 which involves the Company now securitizing its notes each month instead of holding its notes to maturity.

    Operating losses from finance operations for the nine months ended September 30, 2000 of $5.7 million include $4.0 million in losses associated with the securitization of notes receivable. Exclusive of this charge, operating losses increased by $0.8 million due primarily to the lower gross profits and higher selling, general, and administrative expenses.

RECENT EVENTS

    On October 6, 2000 the Company issued a press release announcing that earnings for the third quarter of 2000 would be lower than previously anticipated and, in response to those results and the softer market conditions that are expected to continue into 2001, the Company is conducting a review of all of its operations with the intention of announcing a restructuring charge during the fourth quarter.

    In the Company's second quarter, 2000 report on Form 10-Q filed with the SEC, the Company announced that Greyhound Lines, Inc. ("Greyhound"), a major customer of the Company, had reported that its parent company, Laidlaw, Inc., would no longer provide financing and cash funding to Greyhound. On October 25, 2000, Greyhound, in a press release, announced it had closed a financing arrangement with Foothill Capital Corporation for a two-year revolving line of credit of up to

$125 million. With closure of this agreement, Greyhound stated that it would be "independent of its parent company with respect to near-term financing needs." The agreement would provide Greyhound "with the working capital needed to fund its seasonal cash flow needs and capital expenditure requirements, as well as repay a $43 million intercompany advance to Laidlaw."

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

    Because the Company's obligations under its Senior Credit Facility include interest at floating rates, based on certain quoted rates, the Company is sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $308.8 million of borrowings under the facility as of September 30, 2000, would result in additional annual interest expense of approximately $3.0 million ($1.8 million after tax) and would not be material to the Company's cash flow or financial position.

FOREIGN CURRENCY

    As a company with multi-national operations, certain of the Company's transactions are denominated in foreign currencies. The Company uses financial instruments to hedge or reduce its overall exposure to the effects of currency fluctuations in its cash flows. The Company's policy is not to speculate in such financial instruments for profit or gain. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

PART II—OTHER INFORMATION

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

    The Company's Canadian subsidiary's (Motor Coach Industries Limited) income tax returns for 1982 through 1992 were under review for several years by the Canada Customs and Revenue Agency ("CCRA"). The CCRA proposed imputing additional income in Canada related to transactions with a US-based affiliate of the Company. A formal reassessment was issued by the CCRA for the 1985 return, and the Company filed a Notice of Objection for 1985 and requested Competent Authority relief from CCRA with respect to 1982-92. Thereafter, several years of negotiation took place involving the CCRA, IRS, and the Company. On May 26, 2000, the CCRA and the IRS reached an agreement in principle to settle the Company's cross-border transfer pricing issued by shifting certain income from the U.S. to Canada. The settlement documents were signed by all parties in September 2000, and cover the 1982-99 tax years. The settlement will not have a material adverse affect on the Company's financial condition or results of operations.

    On August 8, 2000, the Company filed a suit against its former CEO, James P. Bernacchi and ABC Bus Companies, Inc. ("ABC") in the U.S. District Court for the Northern District of Illinois. The suit alleged that Bernacchi violated the terms of the non-compete provision in his employment agreement by going to work for the Company's competitor, ABC. The parties subsequently agreed to settle the lawsuit and the case was dismissed in October, 2000. The settlement will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

  a)
  Exhibits

27.
Financial Data Schedule (Edgar filing only)

b)
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
November 20, 2000	By:	/s/ HORST O. SIEBEN Horst O. Sieben Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Unaudited Consolidated Income Statement
Unaudited Consolidated Balance Sheet
Unaudited Statement of Consolidated Cash Flows
Notes to Consolidated Financial Statements
NOTE 1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION
NOTE 2. SECURITIZATION TRANSACTION
NOTE 3. INVENTORY VALUATION CHARGE
NOTE 4. EXTRAORDINARY ITEM
NOTE 5. INVENTORIES
NOTE 6. LONG-TERM DEBT
NOTE 7. COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
NOTE 8. REVENUES, GROSS PROFIT AND OPERATING INCOME, SUPPLEMENTARY INFORMATION
NOTE 9. COMPREHENSIVE INCOME (LOSS)
NOTE 10. RELATED PARTY TRANSACTIONS
NOTE 11. CHANGES IN OTHER OPERATING ACTIVITIES
NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES
NOTE 13. GUARANTOR CONDENSED UNAUDITED FINANCIAL STATEMENTS
Condensed Consolidated Income Statement
Condensed Consolidated Balance Sheet
Condensed Consolidated Statement of Cash Flows
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
SIGNATURES