Form 10-K405
period 2000-12-31
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2001-05-03
CIK 906196

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
________________________________________________________________________________

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 01-12208
                         ______________________________

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                             86-0706940
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)              Identification No.)

    1700 East Golf Road, Schaumburg, Illinois              60173
     (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (847) 285-2000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X    No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant: None as of April 30, 2001.

     The number of shares outstanding of the registrant's Common Stock: 1,000 shares as of April 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
________________________________________________________________________________

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                          ----------
                                     PART I

Item 1.    Business                                                                           1

Item 2.    Properties                                                                         7

Item 3.    Legal Proceedings                                                                  9

Item 4.    Submission of Matters to a Vote of Security Holders                               10

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters             11

Item 6.    Selected Financial Data                                                           11

Item 7.    Management's Discussion and Analysis of Results of Operations
           and                                                                               14

           Financial Condition

Item 8.    Financial Statements and Supplementary Data                                       22

Item 9.    Changes in and Disagreements With Accountants on Accounting and                   57
                Financial Disclosure

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                57

Item 11.   Executive Compensation                                                            60

Item 12.   Security Ownership of Certain Beneficial Owners and Management                    62

Item 13.   Certain Relationships and Related Transactions                                    65

                                     PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K                 68


FORWARD-LOOKING STATEMENTS

         We make "forward-looking statements" throughout this form 10-K. Whenever you read a statement that is not simply a statement of historical fact, such as when we describe what we "believe", "expect", or "anticipate" will occur, and other similar statements, you must remember that our expectations may not be correct, even though we believe they are reasonable. You are cautioned not to put undue reliance on any forward-looking statement.

         You should understand that a number of factors, in addition to those discussed herein, could affect us and could cause results to differ materially from those expressed in such forward-looking statements. Among these factors are: (1) uncertainties associated with the general economic conditions in our markets (2) our substantial leverage and uncertainties associated with servicing our debt , (3) dependence on the inter-city coach and transit bus industries,
(4) increased competition in our markets, (5) interest rate fluctuations, (6) changes in product demand, (7) risks associated with Mexican operations, (8) dependence on suppliers, (9) changes in customer concentration, (10) foreign currency risks and (11) changes in laws or regulations and approvals and decisions of courts, regulators and governmental bodies. Further, we operate in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond our control. We do not intend, and undertake no obligation, to update these forward-looking statements.

                                     PART I

                                ITEM 1. BUSINESS

A.  General

         Motor Coach Industries International, Inc. ("MCII"), through its subsidiaries (collectively, the "Company"), is a leading designer, manufacturer and marketer of inter-city coaches and related replacement parts for the North American market. We began manufacturing inter-city coaches and distributing replacement parts in 1933. Our established market position and product longevity have led to an industry-wide fleet of inter-city coaches operating in the United States and Canada. We believe that strong brand name recognition under the MCI(R) logo and a reputation for quality products have led to our large installed customer base.

         As discussed in Note 2 to the Consolidated Financial Statements, on June 16, 1999 MCII Holdings (USA), Inc. ("MCII Holdings" or " Parent Company") completed a previously announced plan to financially restructure and reorganize itself. As a result of the reorganization an investment group led by Joseph Littlejohn & Levy Fund III, L.P. ("JLL Fund III) acquired a majority equity interest in Parent Company and the former sole stockholder, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina") retained a minority interest in the common stock of Parent Company.


B.  Financial Information About Segments

Our principal lines of business are:

         Coach Sales. We design, manufacture and market new coaches in the United States, Canada and Mexico. In the United States and Canada, we sell our coaches under the MCI(R) name and in Mexico and Latin America we sell under the Dina(R) name. Our broad product lines and comprehensive option offerings target each level of the inter-city coach market, ranging from high-end charter coaches to lower-cost line-haul coaches. In addition, through our broad sales network, we provide used coach brokerage and dealership services. Due to our large installed base of coaches, our extensive maintenance and repair capabilities, longstanding customer relationships and industry knowledge, we are able to further support our customers by purchasing and reselling used coaches. Coach sales represented 78% of our revenues during 2000.

         Customer Support Business. We manufacture and/or distribute throughout North America more than 60,000 replacement parts for inter-city coaches, of which many are our proprietary products. Besides our OEM products, we also distribute non-OEM replacement parts under our Coach Guard(R) and Diesel Guard(R) brand names. In addition, we have one of the largest coach service center networks, with five centers located throughout the United States and Canada. We believe our dedicated sales, parts and service network enhances the high residual values enjoyed by our coaches, which in turn is a major selling point when marketing new coaches. The customer support business represented 21% of our revenues during 2000.

         Finance. To further support our sales efforts, we offer a comprehensive package of leasing and financing services to our customers. Our leasing and financing services allow us to generate incremental sales and provide us with an additional competitive advantage due to our ability to assist customers in financing their coach purchases.

         For further information on these business segments please see Note 24 to the Consolidated Financial Statements entitled Business and Geographical Data.


C.  Narrative Description of Business

         Principal Products

Inter-City Coaches

         Our current product offerings include six inter-city coach models. The majority of our coaches are built to order with over 2,000 options available. We also have the ability to custom engineer our products to meet the specific design needs of our customers. Options include engine and transmission alternatives, specified seating configurations, interior appointments, driver ergonomics, exterior paint schemes, safety features, handicap accessibility packages, a global positioning satellite navigation system and various audio/video systems.

         D-Series. The D-Series, designed for both the line-haul and tour and charter markets, consists of a 40-foot long, 102-inch wide, three-axle coach and is also available in a 45-foot long version. Our deliveries for the D-Series models in 2000 constituted approximately 66% of the Company's gross new coach units delivered in the United States and Canada. Seating capacity ranges from 36 to 61 passengers depending on the model and configuration. The increased seating capacity on the 45-foot version allows for lower per passenger operating costs than the 40-foot version. The units generally have a standard twenty-four month limited warranty. Once again, the 45-foot version was the most popular and the 40-foot version was the sixth most popular seated coach model in the United States and Canada in 2000 according to National Bus Trader.

         E-Series. The E-Series, also known as the Renaissance(R) coach, was developed for the tour and charter market. The E-Series is a 45-foot long, 102-inch wide, three-axle coach. In developing the E-Series, we utilized customer input to include standard features desired by tour and charter operators, such as more window glass for improved viewing, as well as extensive option packages. The E-Series represents the top of our product line in terms of comfort and styling. The seating capacity totals 54 to 56 passengers. The E-Series accounted for approximately 31% of the Company's gross new coach units delivered in 2000 in the United States and Canada. The units have a standard thirty-month limited warranty. The E-Series was the third most popular seated coach model in the United States and Canada in 2000 according to National Bus Trader.

         F-Series. The F11 and F12 coaches are popular two-axle coaches designed primarily for the Latin American and Mexican marketplaces. A larger version, called the F14, utilizes much of the F12 design but is a three axle coach with additional seating capacity. The F14 began limited production during 1999 and is expected to continue to grow in volume this year. All the F-Series coach models are manufactured in our Sahagun, Mexico facility utilizing MCII technology.

         All products are sold through our existing sales force.

Replacement Parts

         We have one of the broadest product lines in the industry with more than 60,000 OEM and non-OEM parts. We believe that the current strength of our parts business is in providing a broad array of OEM parts that are either manufactured by us or acquired from the original equipment manufacturer. In an effort to leverage further the competitive strength of our replacement parts business and distribution facilities, we have developed our own brand of alternate, non-OEM parts under the Coach Guard(R) name. We also market diesel engine parts under the name Diesel Guard(R). In addition, we have developed a line of remanufactured parts and components. We believe that the availability of remanufactured parts will permit us to access new markets that are currently served by local and regional parts rebuilders. A portion of the parts supply business to certain transit bus fleets has weakened due to the retirement of aging buses and our inability to continue purchasing certain aftermarket parts in 2000.

         New Products

         New coach products that we are currently developing include:

         G-Series. The G-Series is being introduced into the US and Canadian marketplace in 2001. It is designed for all segments of the market and will include 102-inch wide, 41-foot and 45-foot long versions. Like the E-Series, we sought input from our customers. The G-Series, developed after consultation with Greyhound Lines, Inc., is expected to replace older models over time. This coach is being designed to have European styling, lower operating costs, and improved fuel economy. The G-Series will have a warranty package similar to the one offered by the Company on the D-Series.

         J-Series. The J-Series is being introduced into the US and Canadian marketplace in 2001. Designed for all segments of the market, the J-Series is a 45-foot long, 102-inch wide, three-axle coach built on the same frame as our top-of-the-line E-Series coach. The J-Series incorporates many proven features of the traditional D-Series and is designed to complement the E-Series.

         As is common with major new product launches, we could experience manufacturing problems or delays, which could be material. We cannot predict the extent of manufacturing problems or duration of delays that may occur. Introducing new products could result in a decrease in revenues from our existing products or otherwise adversely affect our business, financial condition or results of operations.

         Raw Materials

         We have multiple vendors for most of the raw material and component inventory sourced for both the new coach and replacement part businesses. We often find it more economical to rely on a single component provider. Although we use additional alternate suppliers, our customers often demand the component parts which are currently assembled into their coaches. An interruption in the supply of or a significant increase in the price of any raw material, component part or the termination of any design technology agreement could adversely affect our ability to obtain and fulfill orders or our profitability.

         In manufacturing new coaches, raw materials, including steel, aluminum, and wiring, are sourced from multiple vendors for use in manufacturing the coach shell. Once the shell is completed, component inventory, including axles, drive trains, seating, electronics, and air conditioning units, are sourced from multiple vendors whenever possible.

         Trademarks and Patents

         We manufacture and sell our coaches under the MCI(R) and Renaissance(R) trademarks and manufacture and sell replacement parts under the Coach Guard(R), Diesel Guard(R), and Flxible(R) trademarks. In addition, we own patents on several products used in components of our coaches. Through a license agreement we sell certain coaches under the Dina(R) trademark and have the right to use certain patents owned by Grupo Dina.

         Seasonality

         By focusing our efforts on various market segments, we try to balance our customer delivery requirements to maximize our production capacity. Our independent customer base generally prefers delivery of their equipment in the months of March, April and May. In recent years, we have expanded our efforts in the public sector, which spreads our deliver requirements throughout the year. Our third quarter deliveries have been adversely affected by a 3-4 week vacation/plant shutdown required under our collective bargaining agreement in Winnipeg. Historically, we have experienced increased deliveries of new coaches during the fourth quarter because there are certain tax incentives to customers for purchasing capital equipment prior to year-end.

         Working Capital

         The Company's total working capital at December 31, 2000 and 1999 totaled $198.7 and $261.0 million, respectively. The Company's working capital is defined as the Company's current assets, less current liabilities, excluding short-term debt and the current portion of long-term debt. The Company's current assets consist primarily of receivables and inventories, while its current liabilities consist primarily of accounts payable, accrued expenses and a current portion of warranty and insurance reserves. For a further discussion of changes in working capital, please see the discussion of Liquidity and Capital Resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item No. 7 of this report on Form 10-K.

         Reliance on Major Customers

         The customer base in the inter-city coach market in the United States and Canada is highly diversified. The primary customers include independent coach operators, national coach fleet operators, including Greyhound and Coach USA, and government agencies that use coaches for public transit services, including the New Jersey Transit Corporation and the New York City Transit Authority. In the United States and Canada, independent regional operators of regular route or tour and charter operations (i.e., operators other than Greyhound and Coach USA) accounted for approximately

50% of our 2000 new coach unit sales. Our largest customer is Greyhound, which represented 19.9%, 21.7% and 17.2% of United States and Canadian gross new coach units delivered in 2000, 1999 and 1998, respectively. In Mexico, our principal customers are line-haul operators, including Greyhound affiliates in Mexico, and operators of transit buses.

         Backlog

         As of December 31, 2000, our backlog of firm orders, scheduled for delivery in the next twelve months, for our coach manufacturing operations was approximately $330 million, as compared to a backlog of approximately $180 million at December 31, 1999. Orders are included in backlog upon receipt from our customers of a signed purchase contract and deposit (if applicable). The increase in backlog at December 31, 2000 as compared to December 31, 1999 is attributable to a significant public sector order.

         Competitive Conditions

         In the inter-city coach market, we compete on the basis of the quality of our products, features, services and price. We offer our customers a full product array of both new and used coaches, leasing and financing packages, the nationwide presence of our replacement parts business (which gives us the ability to supply customers with replacement parts in a timely fashion, generally within 24 hours) and a network of five service centers located throughout the U.S. and Canada.. In the replacement parts market, we compete on the basis of availability of product, speed of delivery and price. We have refined our replacement parts delivery system with a single centralized parts distribution center that feeds our service centers and customers directly.

         Significant competitors within the coach market include: (1) Prevost Car, a subsidiary of Volvo Bus Corporation; (2) Van Hool, one of the leading European coach manufacturers; (3) NEOPLAN USA Corporation, a U.S. manufacturer of coaches and transit buses; and (4) Setra, another leading European coach manufacturer. Van Hool distributes its products through ABC Bus, Inc. Setra, the brand name for Evobus GmbH, was formed through the merger of Kassbohrer Fahrzeugwerke GmbH and Mercedes-Benz AG. Although Setra has not historically had a strong North American presence, the new business combination could potentially strengthen the financial and/or competitive position of Setra.

         We operate in a highly cyclical industry. The inter-city coach industries in the U.S., Canada and Mexico are all highly dependent on economic and tourism conditions. Slowdowns in tourism and economic recessions have negatively impacted our business in the past. Additionally, coach purchases by independent operators are adversely affected by increases in interest rates and fuel costs. We cannot predict the scope of any future tourism slowdown or economic recession, or the total impact it would have on us.

         Competitors within the replacement parts market include both OEMs and parts distributors. OEM participants include Prevost (Prevost and Novabus), Neopart (Neoplan) and BIA in the inter-city segment. Distributors include International Coach Parts (a division of ABC), the representative for Van Hool in both the coach and the replacement parts business, and Mohawk. Competitors in the transit parts market include Neopart, North American Bus Industries, and Prevost Parts (Novabus).

         Government Regulation and Environmental Matters

         As a manufacturer of coaches and replacement parts, our operations and products are subject to many laws and regulations applicable in the United States, Canada, and other countries, including environmental laws, motor vehicle safety standards, laws governing access for the disabled, and local content laws.

         Our failure to comply with one or more regulations could result in the imposition of sanctions. Such sanctions could include the closing of all or a portion of our facilities for an indeterminate period of time or the recall of products that were improperly manufactured, either of which could have a material adverse effect on us and our results of operations. Likewise, we cannot predict with any degree of certainty the cost of compliance in the future, and such future costs could significantly affect our operations and financial results.

         Our facilities, operations, and products are subject to a wide variety of increasingly complex and stringent United States federal, state, local, and foreign environmental laws and agency regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, damage to natural resources, and the health and safety of employees.

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

         For each of the last three fiscal years, our environmental capital expenditures have not been material, and we currently estimate that environmental capital expenditures for fiscal years 2001 and 2002 will also not be material. However, because environmental laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future.

         The nature of our current and former operations, and those of our predecessors in interest, expose us to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

         Based upon our experience to date, we believe that the future cost of compliance with existing environmental laws, and liability for known environmental claims pursuant to such laws, will not have a material adverse effect on our business, financial condition or results of operation. However, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

         Handicapped Accessibility Standards for Coaches

         We are subject to the Americans with Disabilities Act's handicapped accessibility standards for coaches, as promulgated by the Department of Transportation. On September 28, 1998, the Department of Transportation issued final regulations regarding coach accessibility requirements. The rules require, among other things, that all new coaches delivered to large line-haul operators beginning October 2000 must be handicapped accessible. Further, the rules also contain certain other requirements concerning accessible fleet percentages and providing accessible service. The final regulations became effective for operators with larger fleets in October 2000 and will be effective for operators with smaller fleets in October 2001. We cannot predict with any degree of certainty the effect these regulations may have on our business, financial condition, and operating results.

         Number Of Employees

         We had approximately 4,200 employees as of December 31, 2000. Approximately 75% of our total work force is represented by labor unions. The largest contracts are with the International Association of Machinists and Aerospace Workers at Winnipeg, Manitoba, and Pembina, North Dakota. Our labor agreements with the Machinists Union covering substantially all of our Canadian and United States employees at our Winnipeg, Manitoba and Pembina, North Dakota manufacturing facilities run through September 2003. The Independent Union of Workers in the Automotive and Related Industries represents approximately 800 Mexican employees of Autobuses. Generally, labor agreements in Mexico have economic terms and non-economic terms for one-year and two-years, respectively. We negotiated both economic and non-economic terms in February 2001.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

         We own manufacturing and assembly plants and own or lease various replacement parts and repair facilities in the United States, Canada, and Mexico.

Coach Manufacturing Facilities

         Winnipeg, Manitoba. We own or lease several facilities in Winnipeg that are utilized for the conversion of raw materials into the proprietary coach bodies or "shells." The manufacturing process entails shaping, welding and riveting raw metal into an exterior shell and then attaching a limited number of preliminary components, including the front windshield, interior carpeting, and portions of the lavatory. Production of the shells takes approximately four to five days, after which they are shipped to Pembina, North Dakota, a distance of approximately 90 miles. The D-Series and E-Series shells are manufactured at the Winnipeg location.

         Pembina, North Dakota. We own an assembly facility in Pembina, which totals approximately 189,000 square feet and is ISO 9002 certified. This facility is responsible for completing the coach manufacturing process. Once the shells are delivered to the Pembina facility, they enter the production line where they are integrated with component materials supplied by outside vendors. This process yields a semi-monocoque, or one-piece, coach body that is more durable than a body-on-chassis design within the inter-city coach market. Once the body of the coach is assembled, the interior is installed, including all necessary electrical wiring, electronics, seating, air conditioning, parcel racks, and lavatory units as stipulated by the customer in the purchase order or, in the case of units produced without purchase orders, to a standard option package frequently requested by customers. Once this process is completed, the units are either painted to customer specifications or, in the case of coaches built for inventory, plain white. We outsource some painting and final delivery preparation functions when necessary.

         Sahagun, Mexico. Our Sahagun facility is ISO 9001 certified and is approximately 1,088,100 square feet, of which approximately 710,000 square feet is used for manufacturing. This facility is responsible for all aspects of new coach manufacturing, including the manufacturing of the shells and the assembly of the interior. The majority of the coaches currently manufactured in this facility are produced to specifications. We currently manufacture the F-Series models in this facility. The Sahagun facility currently has excess manufacturing capacity. However, as we introduce the G-Series coach and possibly increase our manufacturing of the F-Series coaches for sale in the United States and Canada, the facility will become integral to our future operations.

Other Properties

         We distribute products from locations strategically located across the United States, Canada and Mexico, with sites in Edison, New Jersey; Louisville, Kentucky; Loudonville, Ohio; and Newcastle, Ontario. In addition, we have parts manufacturing locations in Canada and Loudonville, Ohio, corporate offices in Schaumburg, Illinois, and divisional offices in Des Plaines, Illinois.

         We believe that our facilities are adequate for our present needs and that our properties are generally in good condition, well maintained and suitable for their intended use. The following table is a summary of our primary facilities and the approximate square footage of such facilities as of March 1, 2001.

                                                        Building/
                                                          space
 Manufacturing/Assembly/R&D Plants:       Status         sq. ft.                         Segment
-------------------------------------    --------       ---------        ---------------------------------------------------
1475 Clarence Ave                         Owned           391,000         Shell assembly/research and development
Winnipeg, Manitoba

552 W. Stutsman Ave                       Owned           189,000         Final coach assembly
Pembina, ND

Sahagun, Mexico (1)                       Owned         1,088,100         Coach manufacturing, warehousing and offices


Sahagun, Mexico (2)                       Leased          130,840         Parts manufacturing, warehousing and office space







                                                        Building/
                                                          space
 Manufacturing/Assembly/R&D Plants:       Status         sq. ft.                         Segment
-------------------------------------    --------       ---------        ---------------------------------------------------
150 S. 5th Street                         Owned            35,400         Final paint facility
Pembina, ND

1149 St. Matthews Ave.                    Owned           117,000         Parts manufacturing
Winnipeg, Manitoba

841 & 850 Erin Street                     Owned            78,000         Parts manufacturing
Winnipeg, Manitoba

140 Otter Street                          Owned           144,000         Warehousing/parts manufacturing
Winnipeg, Manitoba

Building 1081 RHC                         Leased           66,000         Research and development engineering
Roswell, NM

350 Archibald Street                      Leased           28,000         Parts manufacturing
Winnipeg, Manitoba

400 Archibald Street                      Owned            26,000         Parts manufacturing
Winnipeg, Manitoba

422 W. Stutsman Ave.                      Owned             3,200         Service response center
Pembina, ND

553 W. Stutsman Ave.                      Leased            6,000         Warehousing/warranty parts storage
Pembina, ND

Modification Or Repair Facilities:
----------------------------------

10 E. Golf Rd.                            Owned            55,000         Sales/used coach/service center
Des Plaines, IL

10850 Portal Drive                        Leased           50,000         Used coach/service center
Los Alamitos, CA

Boggy Creek Dr., (3)                      Owned            49,000         Used coach/service center
Orlando, FL

14 Harmon Dr.                             Leased           28,000         Used coach/service center
Blackwood, NJ

3530 Richelieu Street                     Leased            8,162         Used coach/service center
St. Hubert, Quebec

9787 Clifford Drive                       Leased           36,000         Used coach/service center
Dallas, TX

Replacement Parts Facilities:
-----------------------------

105 E. Oakton                             Leased           36,000         MCI Service Parts Office
Des Plaines, IL

108 Northfield                            Leased           27,000         Parts distribution
Edison, NJ (4)

260 Toronto Street                        Owned            44,000        Parts distribution warehouse.
Newcastle, Ontario






                                                        Building/
                                                          space
 Replacement Parts Facilities:            Status         sq. ft.                         Segment
-------------------------------------    --------       ---------        ---------------------------------------------------

520 North Spring Drive                    Owned           356,000     Parts distribution/manufacturing/coach body shop
Loudonville, OH

7001 Universal Coach Drive(5)             Owned           365,000     Parts distribution warehouse
Louisville, KY

Corporate Headquarters:

1700 E. Golf Rd., Suite 300               Leased           21,299     Corporate Headquarters
Schaumburg, IL

 -------------------------

(1) Consists of property owned by Motor Coach Industries Mexico, S.A. de C.V. and property owned by Grupo Dina entities that will be transferred to Motor Coach Industries Mexico under existing contracts.

(2) Consists of property leased by Motor Coach Industries Mexico, S.A. de C.V. from a Grupo Dina subsidiary for a term of three years.

(3) Our subsidiary, MCI Sales and Service, Inc. has purchased approximately 10 acres of vacant land in order to build the listed facility.

(4) This is a temporary facility. The Company intends to relocate to a permanent facility in New Jersey.

(5) This facility was completed in October 1999. Des Plaines and Dayton warehouse operations have been moved and the remaining parts distribution operations at Loudonville will be discontinued on a phased basis.



                  ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS

         In the ordinary course of business, we are party to various employment and other legal actions as plaintiff or defendant. We are also subject to various product liability lawsuits in the United States and Canada for personal injuries and property damage, allegedly relating to the use of products manufactured or sold by us. We consider litigation of this nature to be in the ordinary course of business and, while we maintain product liability insurance in customary amounts to cover such matters, we cannot be assured that insurance will be available in the future or on terms acceptable to us. While we cannot determine with certainty the ultimate outcome of such lawsuits, we believe that we are not involved in any current litigation or arbitration proceedings which, if determined adversely to us, either individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

         We have filed a complaint in arbitration against Novabus of America, Inc. and Novabus Parts, Inc. (collectively "Novabus") in which we contend, among other things, that Novabus breached its agreement with us by instructing third-party suppliers of RTS aftermarket parts to discontinue selling such parts to us. The arbitration hearing on the liability phase of our claims began the week of February 26, 2001, and is scheduled to resume on May 1, 2001.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

                                     PART II

                               ITEM 5. MARKET DATA

    N/A





             ITEM 6. SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

         The selected consolidated financial data as of and for the three years ended December 31, 2000 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. Those financial statements have been audited by Arthur Andersen LLP, our independent public accountants. The selected consolidated financial data for the year ended December 31, 1997 are derived from our consolidated financial statements audited by Arthur Andersen LLP. The selected consolidated financial data for the year ended December 31, 1996 are derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, our predecessor independent accountants.

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in this form 10-K. Certain information presented for the four years ended December 31, 1999, has been reclassified to conform with the December 31, 2000 presentation.


                                                          2000         1999        1998        1997         1996
                                                          ----         ----        ----        ----         ----
                                                                          (dollars in thousands)
Income Statement Data:
Total revenues                                        $ 692,437    $ 911,113    $ 931,727    $ 739,783    $ 667,084
                                                      -------------------------------------------------------------
Operating expenses:
    Cost of sales (1)                                   563,462      699,415      726,920      545,126      504,879
    Depreciation and amortization                        30,453       25,092       26,084       23,516       18,938
    Research and development expenses                    10,472       10,648        9,722        6,655        7,346
    Other operating expenses (2)                         97,714       98,637       82,432       83,639       72,483
                                                      -------------------------------------------------------------
    Total operating expenses                            702,101      833,792      845,158      658,936      603,646
                                                      -------------------------------------------------------------
Operating income (loss)                                  (9,664)      77,321       86,569       80,847       63,438
                                                      -------------------------------------------------------------
Interest expense, net                                    60,155       47,250       22,750       24,253       19,634
Interest expense pushed down from related party (3)        --         11,601       25,194       21,635       19,550
Loss on sale of notes through securitization              4,549         --           --           --           --
Other expenses (income)                                   1,018        4,197       (7,814)      (2,835)      (2,344)
                                                      -------------------------------------------------------------
Income (loss) before income taxes                       (75,386)      14,273       46,439       37,794       26,598
Income taxes (benefit)                                  (22,027)      (1,936)      31,790       21,268       18,474
                                                      -------------------------------------------------------------
Income loss) from continuing operations                 (53,359)      16,209       14,649       16,526        8,124
Loss from discontinued operations                          --           --           --           --          5,000
                                                      -------------------------------------------------------------
Income (loss) before extraordinary item                 (53,359)      16,209       14,649       16,526        3,124
Extraordinary charge for early retirement of debt          --          2,614         --           --            851
                                                      -------------------------------------------------------------
Net income (loss)                                     $ (53,359)   $  13,595    $  14,649    $  16,526    $   2,273
                                                      =============================================================

Other Data (unaudited):
EBITDA (4)                                            $  36,489    $ 120,245    $ 112,653    $ 104,363    $  82,376
Capital expenditures                                     18,195       28,204       11,740       32,096       25,609
Ratio of earnings to fixed charges (5)                     --           1.2x         1.9x         1.8x         1.7x
     Coverage deficiency                                (75,386)        --           --           --           --
Ratio of earnings to fixed charges
  excluding effect of push down debt (5)                   --           1.5x         4.0x         3.3x         3.2x
     Coverage deficiency                                (75,386)        --           --           --           --
Net cash provided by (used in):
  Operating activities                                $  54,607    $ (23,204)   $  73,732    $ (52,585)   $  44,320
  Investing activities                                    5,868      (48,117)     (14,683)     (71,170)     (30,338)
  Financing activities                                  (34,333)      62,913      (49,008)     128,349      (35,254)

Balance Sheet Data (at end of period):
Cash and cash equivalents                             $  41,772    $  15,630    $  24,038    $  13,997    $   9,403
Working capital (6)                                     198,726      261,031      227,278      275,093      176,082
Total assets                                            815,740      891,274      801,755      820,673      642,780
Total debt, excluding pushed down debt                  453,475      536,534      267,965      313,251      210,668
Long-term debt pushed down from related party (3)          --           --        206,500      184,225      162,588
Stockholder's equity                                    140,102      155,117      102,921      147,693      144,539

Notes to Selected Consolidated Historical Financial Data

(1) Cost of sales for the year ended December 31, 2000 includes a $15.7 million non-cash inventory charge to adjust the carrying value of used coach inventories to reflect the changing dynamics of the marketplace. Cost of sales for the year ended December 31, 1999 includes a $21.0 million non-cash inventory charge comprised of $15.0 million to adjust used coach inventories to reflect a change in asset management strategy implemented by new management brought in by the equity investors, and $6.0 million to rationalize replacement parts inventories in connection with a revised plan, developed during the second quarter of 1999, to consolidate the replacement parts distribution activities into a single location.

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

(4) EBITDA represents income before the fourth quarter 2000 non-cash inventory charge, the second quarter 1999 non-cash inventory charge, the 2000 loss on sale of notes through securitization, the fourth quarter 1999 net curtailment gain, interest expense, income taxes, discontinued operations, extraordinary items, depreciation and amortization and other non-operating income and expenses, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

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

(6) Working capital is defined as current assets, less current liabilities (excluding short-term debt and current portion of long-term debt).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion supplements the information found in our historical financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had long-term debt outstanding of approximately $453.5 million and an additional $50.3 million available under our senior secured credit facility. Principal on the term loans issued under our senior secured credit facility is required to be repaid quarterly in annual amounts of $3.1 million through March 31, 2006, with a final payment of $289.8 million payable on June 30, 2006. We made an optional $20.0 million prepayment on the term loan in September 2000. Additionally, we made an optional $5.0 million prepayment on the term loan in December 2000 and elected, in accordance with provisions of the senior secured credit facility to apply this prepayment against quarterly payments due in 2001. Our intention is to fund future quarterly payments through the senior secured credit facility. Our principal liquidity requirements are for debt service requirements under the notes and our senior secured credit facility and for working capital and capital expenditures. Historically, we have funded our capital and operating requirements with a combination of cash on hand, operating cash flow, proceeds from asset sales and proceeds from credit facilities and other debt borrowings. We expect to rely on internally generated funds and, to the extent necessary, borrowings under our senior secured credit facility to meet our liquidity needs in the foreseeable future. See discussion on "Status of Credit Facilities" below for recent developments relating to our senior secured credit facility.

         Our cash and cash equivalents increased $26.1 million to $41.8 million at December 31, 2000. Operating activities and investing activities provided cash flows of $54.6 million and $5.8 million, respectively. Financing activities used $34.3 million of cash flows.

Cash Flows

         Operating Activities

         During 2000 our operating activities provided cash flows of $54.6 million. Cash provided by changes in accounts receivable and customer deposits were partially offset by decreases in accounts payable and accrued liabilities. The net loss of $53.4 million included non-cash expenses totaling $50.7 million for depreciation and amortization, an inventory valuation charge and loss on securitization of notes receivable and financing leases.

         Investing Activities

         We realized $116.0 million in proceeds from the securitization of our qualifying notes receivable and finance leases and invested proceeds of $79.6 million, net of collections, to finance customer coach purchases. Our capital expenditures during 2000 totaled $18.2 million. We invested in new systems and distribution equipment at our Louisville, Kentucky parts distribution warehouse, in equipment additions in the Canadian new coach manufacturing facility and in tooling for our new G-Series coach. We also invested $11.1 million in assets held for lease.

         Financing Activities

         We used net proceeds from a $50.0 million equity investment by Parent Company and a portion of the proceeds realized from the asset securitizations to pay off all outstanding borrowings under our revolving credit facility and $25.0 million of voluntary prepayments in addition to the regularly scheduled payments on our term loans. In accordance with provisions of the term loan agreement, we applied a $5.0 million December prepayment against quarterly term loan payments due during 2001.

         Our working capital decreased from $261.0 million at the end of 1999 to $198.7 million at the end of 2000, primarily due to a reduction of trade accounts receivable resulting from the decrease in sales volume. Our total debt to equity ratio decreased from 78% as of December 31, 1999 to 76% at December 31, 2000 primarily due to Parent Company capital contribution and related debt paydowns, partially offset by our current year net loss.

Status of Credit Facilities

         As of December 31, 2000, we had outstanding borrowings of $303.1 million under our senior secured credit facility and approximately $152 million of 11.25 % senior subordinated notes due 2009. Our senior secured credit facility initially consisted of $333 million variable rate term loans due in 2006 and a revolving credit facility due in 2005.

         In addition to the scheduled quarterly principal payments, at September and December 2000 we made voluntary term loan prepayments of $20.0 million and $5.0 million, respectively. In accordance with provisions of the term loan agreement, we applied the $5.0 million December prepayment against quarterly term loan payments due during 2001.

         During the second quarter of 2000, we executed two amendments to our senior secured credit facility. These amendments provided us the opportunity to complete an asset securitization on our long-term receivables and finance leases, increased the revolving credit line by $20.0 million, allowed us to increase the revolving credit line by up to an additional $40.0 million, and redefined certain loan covenant provisions contained in the senior secured credit facility. In conjunction with the execution of the amendments, Parent Company issued additional shares of its common stock to the investment group led by JLL Fund III in exchange for $50.0 million in cash, Parent Company subsequently made an additional capital contribution of $50.0 million in the Company through MCII Holdings, Inc. See Item 12 for current beneficial ownership of Parent Company. During the third quarter of 2000, we increased our revolving credit line by an additional $20.0 million to a total of $152.0 million at December 31, 2000. At December 31, 2000, we had no outstanding borrowings under the revolving credit line and had letters of credit totaling $101.7 million drawn against the revolving credit line. We had the ability to borrow an additional $50.3 million under the revolving line of credit at December 31, 2000.

         In January 2001, we borrowed $32.0 million under the revolving credit line.

         The senior secured credit agreement contains financial covenants that do not permit us to exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. As of December 31, 2000 we were in compliance with all such covenants. However, based upon our business plan, we did not expect to be in compliance with all the financial covenants of the agreement during the period ending March 31, 2001. Accordingly, effective May 1, 2001, we obtained an amendment to the credit facility which waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended our current financial covenants through the period ending December 31, 2001 and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA and minimum excess cash flow, as defined. The revised covenants were based upon our business plan for the year ending December 31, 2001. In addition, the amendment provides for the funding of an additional $8.5 million term loan (the " Tranche B Loan") on or prior to May 31, 2001. The Tranche B Loan bears interest 5% over the adjusted Eurodollar rate, which interest is payable in kind or equity. Our majority equity holder, an investment group led by JLL Fund II, has agreed to purchase a 100% equity interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) will bear interest at the adjusted Eurodollar rate plus 4% per annum or the adjusted base rate plus 5%.

Securitization Transaction

          During the second quarter of 2000, we completed the asset securitization transaction permitted under terms of the amendments to our senior secured credit facility. We executed several agreements in conjunction with this asset securitization transaction (together referred to as "Asset Securitization Agreement"), allowing us to sell qualifying receivables and financing leases to a qualified securitization entity up to an aggregate outstanding amount of $250 million. Under the terms of the Asset Securitization Agreement, we sold a substantial portion of our portfolio to MCII Funding II, Inc., an unconsolidated affiliated company, at 97% of the remaining principal balance. MCII Funding II, Inc., then sold these receivables and leases at 100% of the remaining principal balance to the Special Purpose Accounts Receivable Corporation ("SPARC"). We recognized losses on the sale of notes to MCII Funding II, Inc. while MCII Funding II, Inc. recognized gains on the sale of the notes to SPARC. We recognized net proceeds from the initial securitization of $55.7 million, which were primarily used to pay down our revolving credit line. Through December 31, 2000, we completed additional securitization transactions resulting in net proceeds of $60.3 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

OVERVIEW

Revenues

         Revenues for the year ended December 31, 2000 were $692.4 million, a decrease of $218.7 million, or 24.0% from $911.1 million for the comparable period of 1999. Revenues from coach sales decreased $177.4 in 2000 from the comparable period of 1999 primarily due to a decline in unit deliveries to the independent tour and charter market and an overall reduction in new coach expenditures by a national coach fleet operator. Revenues from our Customer Support business decreased $40.1 million in 2000 from the comparable period of 1999 due to a combination of product availability issues, first quarter 2000 backlog problems associated with the 1999 consolidation of our warehouse activities and to the contribution of our former Mexican parts subsidiary to Grupo Dina in conjunction with our 1999 financial restructuring.

Gross Profit

         Gross profit for the year ended December 31, 2000, was $129.0 million, a decrease of $82.7 million or 39.1% from $211.7 million from the comparable period of 1999. Included in gross profit were non-cash inventory charges of $15.7 million and $21.0 million in the fourth quarter of 2000 and the second quarter of 1999, respectively. Our gross profit margin, excluding the non-cash inventory charges, decreased to 20.9% in 2000 as compared to 25.5% in 1999. The decrease in gross profit and gross profit margin, excluding the non-cash inventory charges, is primarily due to the impact of our lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility.

Operating Expenses

         Depreciation and amortization expense during the year ended December 31, 2000 of $30.4 million increased by $5.3 million, or 21.4% over the comparable period of 1999. Depreciation costs relating to our new parts distribution center and computer systems in Louisville, Kentucky, new manufacturing equipment in Winnipeg, Canada and our investment in assets held for lease contributed to the increase in depreciation and amortization in 2000.

         Selling, general and administrative expenses for the year ended December 31, 2000 of $97.7 million decreased 4.0% from $101.8 million over the comparable period of 1999. Contributing to the decrease in selling, general and administrative expenses is approximately $2.4 million in royalty and management fees charged by Grupo Dina during 1999 that did not reoccur during the comparable period of 2000 as a result of the financial restructuring. The balance of the decrease is primarily due to a reduction in selling costs as a result of lower sales volume and lower benefit costs as a result of cost improvement initiatives implemented in late 1999 and 2000.

Operating Income (Loss)

         Operating loss for the year ended December 31, 2000 totaled $9.7 million, a decrease of $87.0 million from the $77.3 million earned during the comparable period of 1999. The decrease in operating income is primarily due to the impact of our lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility. Included in 2000 operating loss is the impact of a $15.7 million non-cash inventory charge. Included in 1999 operating earnings is the impact of the $21.0 million non-cash inventory charge. Excluding the impact of the two non-cash inventory charges, our operating income margin declined from 10.8% in 1999 to 0.9% in 2000.

Other Income (Expense)

         Interest expense for the year ended December 31, 2000 of $60.2 million increased $1.3 million from $58.9 million over the comparable period of 1999. Included in 1999 was $11.6 million of interest expense pushed down from a related party. The effect of higher average interest rates incurred during 2000 was partially offset by a reduction in overall borrowings.

         During the year ended December 31, 2000, we entered into a series of asset securitization transactions and realized losses on the securitization of notes receivable of $4.5 million. These losses arise from the sale of receivables to an unconsolidated affiliated company at 97% of the principal.

         Foreign currency gains were $0.7 million for the year ended December 31, 2000 as compared to a $3.8 million loss for the year ended December 31, 1999. In 2000, we experienced favorable peso fluctuations against the US dollar, favorable changes in the monetary position of the Company's Mexican subsidiary and transaction gains at our Canadian subsidiary.

         Other expense in 2000 increased to $1.8 million as compared to $0.4 million in 1999 primarily due to certain non-recurring expenses incurred at our Mexican operating facility.

Income Taxes

         The income tax benefit for the year ended December 31, 2000 was $22.0 million as compared to an income tax benefit of $1.9 million for the year ended December 31, 1999. The income tax benefit increase between the two years was the result of a $75.4 million loss before income taxes in 2001, as compared to income before income taxes of $14.3 million in 1999, partially offset by the impact of non-deductible interest associated with the push down of debt from Parent Company in 1999 and the establishment of a valuation allowance for the 2000 net operating loss of our Mexican subsidiary.

Extraordinary Loss

         Our 1999 extraordinary loss of $2.6 million (net of tax benefit of $1.6 million) resulted from the early extinguishment of debt associated with the June 1999 financial restructuring and reorganization. This charge consisted of redemption premiums and other financing costs partially offset by a gain resulting from the recognition of unamortized swap accretion credits.


         The following table presents revenues, gross profit and operating income (loss) for each of the Company's business segments for the three years in the period ended December 31, 2000.

                                              2000         1999         1998
                                           ---------    ---------    ---------
                                                 (dollars in thousands)
Revenues:
    Coach sales                            $ 542,965    $ 720,369    $ 723,720
    Customer Support Business                141,970      182,103      198,568
    Finance                                    7,502        8,641        9,439
                                           ---------    ---------    ---------
                                           $ 692,437    $ 911,113    $ 931,727
                                           =========    =========    =========

Gross profit:
    Coach sales                            $  97,569    $ 167,692    $ 155,352
    Customer Support Business                 27,022       35,788       40,565
    Finance                                    4,384        8,218        8,890
                                           ---------    ---------    ---------
                                           $ 128,975    $ 211,698    $ 204,807
                                           =========    =========    =========

Operating income (loss):
    Coach sales                            $  (5,865)   $  66,992    $  61,354
    Customer Support Business                 (2,200)      10,868       20,110
    Finance                                   (1,599)        (539)       5,105
                                           ---------    ---------    ---------
                                           $  (9,664)   $  77,321    $  86,569
                                           =========    =========    =========


COACH SALES

         Revenues from Coach Sales of $543.0 million for the year ended December 31, 2000, decreased by $177.4 million or 24.6% from $720.4 during the comparable period of 1999. Revenue from sales of new coaches decreased by $159.6 million or

24.1% as compared to the comparable period of 1999. A decline in coach deliveries to the independent tour and charter market, attributable to softening market conditions and increased competition and a reduction in new coach expenditures by a national coach fleet operator, were partially offset by increased coach deliveries to the public sector. Pre-owned coach revenue during the year ended December 31, 2000 decreased $17.8 million or 30.1% over the comparable period of 1999. Softening market conditions resulted in a significant decrease in the number of used coaches sold.

         Our gross profit from Coach Sales of $97.6 million for the year ended December 31, 2000, decreased $70.1 million or 41.8% from the comparable period of 1999. Included in gross profit were non-cash inventory charges of $15.7 and $15.0 million in the fourth quarter of 2000 and the second quarter of 1999, respectively. The non-cash inventory charge in 1999 reflected a change in asset management strategy in response to the changing dynamics of the marketplace. The 2000 non-cash inventory charge was in response to an additional softening of the market for used coaches. Coach Sales gross profit margin, excluding the non-cash inventory charges, decreased to 20.9% in 2000 from 25.5% in 1999. The decrease in gross profit, excluding the non-cash inventory charges, is primarily due to the impact of the lower sales volume, new product startup costs, and unabsorbed fixed costs at the Mexican manufacturing facility.

         Our operating loss from Coach Sales was $5.9 million for year ended December 31, 2000 as compared to operating income of $67.0 million during the comparable period of 1999. Excluding the $15.7 million and $15.0 million non-cash inventory charge incurred during 2000 and 1999, respectively, operating income margins decreased to 1.8% during the year ended December 31, 2000 from 11.4% for the comparable period of 1999. Our 2000 operating loss is primarily attributable to the decline in sales volume and related gross margin, partially offset by the elimination of the Grupo Dina royalty and management fees charged in 1999, a reduction in selling costs as a result of lower sales volume and lower benefit costs as a result of cost improvement initiatives implemented in late 1999 and 2000.


CUSTOMER SUPPORT BUSINESS

         Revenues from our Customer Support Business of $142.0 million for the year ended December 31, 2000, decreased by $40.1million or 22.0% from $182.1 during the comparable period of 1999. Our 2000 revenue decrease is due to a number factors. In 2000 we experienced product availability problems due to the acquisition of a component parts supplier by a major competitor. See Legal Proceedings. The consolidation of our parts distribution operations at a centralized warehouse in Louisville, Kentucky and a general decline in market demand for our products also contributed to the 2000 decrease in customer support business revenues. Additionally, as part of our June 1999 financial restructuring, we contributed our Mexican parts company to Grupo Dina. Our former Mexican parts company provided revenues of $8.4 million in 1999.

         The gross profit from our Customer Support Business for the year ended December 31, 2000 was $27.0 million, a decrease of $8.8 million or 24.5% from $35.8 million for the comparable period of 1999. Our 1999 gross profit was decreased by a $6.0 million non-cash inventory rationalization charge in connection with the consolidation of our parts distribution operations to a centralized warehouse in Louisville, Kentucky. Excluding the impact of this charge, gross margins decreased to 19.0% in 2000 from 22.9% in 1999. The decrease in the gross margin percentage is attributable to the revenue decline and to costs incurred in 2000 to complete consolidation of our parts distribution business.

         Our operating loss from our Customer Support Business was $2.2 million for year ended December 31, 2000 as compared to operating income of $10.9 million during the comparable period of 1999. Our operating loss for 2000 is due primarily to the revenue decline and to costs incurred in 2000 to complete consolidation of our parts distribution business.


FINANCE OPERATIONS

         Revenues from our Finance Operations of $7.5 million for year ended December 31, 2000 decreased $1.1 million or 13.2% from the comparable period of 1999. The decrease in revenues is due to a change in business strategy implemented during the second quarter of 2000 when we completed an asset securitization transaction as permitted under amended terms of our senior secured credit facility. We executed several agreements in conjunction with this asset securitization transaction allowing us to sell qualifying receivables and financing leases to a qualified securitization entity. As permitted, we now sell qualifying notes instead of holding them to maturity.

         Operating losses from our Finance Operations for year ended December 31, increased by $1.1 million due primarily to the revenue decrease resulting from the asset securitization.


Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

OVERVIEW

Revenues

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

Gross Profit

         Gross profit for the year ended December 31, 1999, was $211.7 million, an increase of $6.9 million or 3.4% from $204.8 million in 1998. The 1999 gross profit includes the impact of a $21.0 million non-cash inventory charge taken during the second quarter of 1999. The Company's gross profit margin, excluding the non-cash inventory charge, increased to 25.5% in 1999 from 22.0% in 1998. The 1999 gross profit increase is primarily due to certain production efficiencies and the implementation of other cost improvement initiatives at our North American coach manufacturing facilities.

Operating Expenses

         Business insurance recoveries of $8.5 million were realized in 1998 from the settlement of insurance claims seeking recovery of various out-of-pocket costs and business interruption losses at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities as a result of the 1997 flooding along the Red River.

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

Operating Income

         Operating income for the year ended December 31, 1999 totaled $77.3 million, a decrease of $9.3 million from the $86.6 million earned during the comparable period of 1998. Included in operating income was the impact of a $21.0 million non-cash inventory charge taken during the second quarter of 1999 and the 1998 business insurance recoveries of $8.5 million.

Other Income (Expense)

         Interest expense for the year ended December 31, 1999 of $58.9 million increased $10.9 million or 22.7% over the comparable period of 1999 due primarily to higher average effective interest rates associated with new borrowings.

         Foreign currency translation losses were $3.8 million for the year ended December 31, 1999 as compared to a $3.3 million gain for the year ended December 31, 1998. In 1999, we experienced unfavorable peso and Canadian dollar fluctuations against the US dollar and unfavorable changes in the monetary position of our Mexican subsidiary.

         In 1998 we recognized a $5.0 million gain on sale of investment was the result of a gain on the sale of our ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA").

Income Taxes

         Income taxes in 1999 decreased by $33.7 million from 1998 as we recorded an income tax benefit of $1.9 million in 1999 compared to an income tax expense of $31.8 million in 1998. The decrease in income taxes is primarily due to a reduction of pre-tax income, a reduction in the income tax valuation allowance attributable to Mexican operations as a result of the financial restructuring and the impact of a reduction of $13.6 million in non-deductible interest expense associated with the pushdown of debt from Parent Company.

Extraordinary Loss

         Our 1999 extraordinary loss of $2.6 million (net of tax benefit of $1.6 million) resulted from the early extinguishment of debt associated with the June 1999 financial restructuring and reorganization. This charge consisted of redemption premiums and other financing costs partially offset by a gain resulting from the recognition of unamortized swap accretion credits.


COACH SALES

         Revenues from coach sales of $720.4 million for the year ended December 31, 1999 decreased $3.4 million as compared to $723.7 million during the year ended December 31, 1998. A $25.5 million decrease in used coach revenue during 1999, due primarily to used coach pricing and product mix, was partially offset by a $22.1 million increase in revenue from the sale of new coaches during 1999.

         Our gross profit from coach sales of $167.7 million for 1999 increased $12.3 million or 7.9% over 1998. Gross profit for 1999 includes a non-cash inventory charge of $15.0 million taken during the second quarter to adjust used coach inventories to reflect a change in asset management strategy implemented by the new management brought in by the equity investors in response to the changing dynamics of the marketplace. Exclusive of this charge, gross profit increased by $27.3 million or 17.6% during 1999 as the gross profit margins increased to 23.3% in 1999 from 21.5% in 1998. The increase in the gross margins is primarily attributed to a significant reduction in the labor hours per coach produced on the new E-Series coach, which was in a start-up phase during early 1998, and the implementation of other cost improvement initiatives offset partially by the impact of the lower used coach pricing.

         Our operating income from coach operations of $67.0 million for 1999 increased $5.6 million or 9.2% from 1998 as operating income margins increased to 9.3% in 1999 from 8.5% in 1998. Operating income in 1998 was favorably impacted by approximately $8.5 million in business insurance recoveries realized from the 1997 flooding along the Red River. Operating income margins, exclusive of the $15.0 non-cash inventory charge in 1999 and the $8.5 of business insurance recoveries realized in 1998 increased to 11.4% in 1999 from 7.3% in 1998.


CUSTOMER SUPPORT BUSINESS

         Revenues from our Customer Support Business of $182.1 million for the year ended December 31, 1999, decreased by $16.5 million or 8.3% from $198.6 during the comparable period of 1998. Our 1999 revenue decrease is primarily due to lower demand for replacement parts by a number of transit bus authorities in light of a declining fleet of older buses and the contribution of our Mexican parts company to Grupo Dina, which resulted in a decrease in revenue of approximately $6.6 million from the comparable period of 1998.

         The gross profit from our Customer Support Business was $35.8 million, a decrease of $4.8 million or 11.8% from $40.6 million over the comparable period of 1998. Our 1999 gross profit was decreased by a $6.0 million non-cash inventory rationalization charge in connection with the consolidation of our parts distribution operations to a centralized warehouse in Louisville, Kentucky. Excluding the impact of this charge, gross profit would have increased $1.2 million or 3.0%. Gross margins increased to 22.9% in 1999 from 20.4% in 1998. The improvement in gross margin is largely due to higher costs in 1998 incurred by our Mexico distribution operations which were in a start-up phase in early 1998 and other benefits realized from cost improvement initiatives undertaken by the Company.

         Operating income from our Customer Support Business for year ended December 31, 1999 was $10.9 million or 46.0% below 1998 as operating income margins declined to 6.0% in 1999 from 10.1% for 1999. Our operating income margin for 1999, exclusive of the $6.0 million non-cash inventory charge discussed above was 9.3%. Our 1999 operating margin decrease was due largely to higher selling, general and administrative expenses caused primarily by the implementation of a new computer system and the relocation of its distribution operations from Des Plaines, IL to Louisville, KY.


FINANCE OPERATIONS

         Revenues from our Finance Operations of $8.6 million for year ended December 31, 1999 decreased $0.8 million or 8.5% from the comparable period of 1998. The decrease in revenues is a direct result of our effort to reduce the total lease and loan portfolio in order to generate cash for working capital needs.

         Operating losses our Finance Operations were $0.5 million for year ended December 31, 1999 as compared to operating income of $5.1 million for 1998. A change in estimate of the reserves needed for the prior year sales of notes receivable with recourse is the largest factor contributing to the decline in operating income.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of our operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the area of change in U.S. interest rates and foreign exchange currency rates. This exposure is directly related to our normal operating and funding activities. Additionally, coach purchases by certain customers are adversely affected by increases in interest rates and fuel costs.

                  Our obligations under the senior secured credit facility include interest at floating rates, based on certain quoted rates. We are sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $303.1 million of borrowings under the facility as of December 31, 2000, would result in additional annual interest expense of approximately $3.0 million ($1.8 million after tax) to us and would not be material to our cash flow or financial position.

         As a company with multi-national operations, certain of our transactions are denominated in foreign currencies. We use financial instruments to hedge or reduce our overall exposure to the effects of currency fluctuations in our cash flows. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Our policy is not to speculate in such financial instruments for profit or gain.

                                     ITEM 8

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

                        Consolidated Financial Statements
                                And Related Notes

                    Report of Independent Public Accountants

To the Stockholder of Motor Coach Industries International, Inc.:

         We have audited the accompanying consolidated balance sheets of Motor Coach Industries International, Inc., and its subsidiaries (the "Company") as of December 31, 2000 and December 31, 1999 and the related consolidated statements of income, stockholder's equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and December 31, 1999, and the consolidated results of their operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP

Chicago, Illinois
May 3, 2001

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                       2000        1999         1998
                                                                    ---------    ---------    ---------
                                                                          (dollars in thousands)
Revenues                                                            $ 692,437    $ 911,113    $ 931,727
                                                                    ---------    ---------    ---------

Operating costs and expenses:
     Cost of sales (exclusive of items shown                          547,762      678,415      726,920
       separately below)
     Cost of sales, non-cash inventory charge                          15,700       21,000         --
     Depreciation and amortization                                     30,453       25,092       26,084
     Research and development expenses                                 10,472       10,648        9,722
     Business insurance recoveries                                       --           --         (8,462)
     Selling, general and administrative expenses                      97,714      101,805       90,894
     Curtailment gain, net                                               --         (3,168)        --
                                                                    ---------    ---------    ---------
Total operating costs and expenses                                    702,101      833,792      845,158
                                                                    ---------    ---------    ---------

Operating income (loss)                                                (9,664)      77,321       86,569
                                                                    ---------    ---------    ---------

Other income and (expense):
     Interest income                                                  (60,155)     (47,250)     (22,750)
     Interest expense pushed down from related party                     --        (11,601)     (25,194)
     Loss on sale of notes receivable through securitization           (4,549)        --           --
     Foreign currency translation gain (loss)                             734       (3,758)       3,325
     Gain on sale of investments                                         --           --          5,000
     Other expense                                                     (1,752)        (439)        (511)
                                                                    ---------    ---------    ---------
Total other income and (expense)                                      (65,722)     (63,048)     (40,130)
                                                                    ---------    ---------    ---------

Income (loss) before income taxes                                     (75,386)      14,273       46,439
Income tax provision (benefit)                                        (22,027)      (1,936)      31,790
                                                                    ---------    ---------    ---------
Income (loss) before extraordinary item                               (53,359)      16,209       14,649

Extraordinary loss (net of tax of $1,568)                                --         (2,614)        --
                                                                    ---------    ---------    ---------
Net income (loss)                                                   $ (53,359)   $  13,595    $  14,649
                                                                    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,    December 31,
                                                                    2000            1999
                                                                 ---------       ---------
                                                                   (dollars in thousands
                                                                   except per share info)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                   $  41,772       $  15,630
     Trade accounts receivable,
        net of allowance of $6,998 and $8,560                       51,141         118,982
     Current portion of notes receivable
        net of allowance of $1,919 and $1,820                       17,693          24,099
     Other receivables, including amounts
        due from affiliates of $5,484 and $267                      19,534          11,271
     Inventories                                                   226,615         217,083
     Deferred income taxes                                          15,954          25,489
     Other current assets                                            6,800           4,751
                                                                 ---------       ---------
                                                                   379,509         417,305

Property, plant and equipment, net                                 112,919         110,470
Notes receivable                                                    39,938          66,593
Investments in affiliates                                             --            23,820
Intangible assets, net                                             206,683         212,723
Deferred income taxes, non-current                                  48,658          19,975
Other non-current assets                                            28,033          40,388
                                                                 ---------       ---------
             Total assets                                        $ 815,740       $ 891,274
                                                                 =========       =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                            $  69,869       $  90,183
     Accrued compensation                                            8,099           9,149
     Accrued warranties                                             15,112          13,365
     Accrued income taxes                                           18,659           4,695
     Self insurance reserves                                         3,021           3,101
     Customer deposits                                              47,327             952
     Other current liabilities                                      18,696          34,829
                                                                 ---------       ---------
             Total current liabilities                             180,783         156,274

Long-term debt                                                     453,475         536,534
Pensions and other benefits                                         18,454          16,689
Deferred income taxes                                                6,789          11,893
Other deferred items and self insurance reserves                    16,137          14,767
                                                                 ---------       ---------
             Total liabilities                                     675,638         736,157
                                                                 ---------       ---------

Stockholder's equity:
     Common stock ($.01 par value,
        1,000 shares authorized,
        issued and outstanding)
        and additional capital                                     386,596         341,813
     Accumulated deficit                                          (220,609)       (167,250)
     Accumulated other comprehensive loss                          (25,885)        (19,446)
                                                                 ---------       ---------
     Total stockholder's equity                                    140,102         155,117
                                                                 ---------       ---------
     Total liabilities and stockholder's  equity                 $ 815,740       $ 891,274
                                                                 =========       =========


        The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000         1999        1998
                                                                       --------    ---------    --------
                                                                            (dollars in thousands)
Cash flows provided by (used in) operating activities
     Net income (loss)                                                 $(53,359)   $  13,595    $ 14,649
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operations:
        Depreciation and amortization                                    30,453       25,092      26,084
        Deferred income taxes                                           (24,327)     (19,073)     (4,754)
        Extraordinary loss on early retirement of debt                     --          4,182        --
        Gain on sale of property and notes receivable                      --           --        (1,188)
        Loss on sale of investment                                         --           --        (5,000)
        Loss on sale of notes receivable through securitizaton            4,549         --          --
        Noncash interest expense pushed down from related party            --           --        25,194
        Noncash inventory valuation charge                               15,700       21,000        --
        Other non-cash interest expense                                   3,235        6,543       1,689
        Other non-cash items                                             (3,029)      (2,361)      5,650
        Net curtailment gain                                               --         (3,168)       --
        All other operating activities                                   81,385      (69,014)     11,408
                                                                       --------    ---------    --------
Net cash provided by (used in) operating activities                      54,607      (23,204)     73,732
                                                                       --------    ---------    --------
Cash flows provided by (used in) investing activities
        Capital expenditures                                            (18,195)     (28,204)    (11,740)
        Proceeds from sale of property and investments                      370       18,629       1,247
        Net proceeds from initial sale of
          notes receivable through securitization                        55,719         --          --
        Net proceeds from other sale of
          notes receivable through securitization                        60,279         --          --
        Other changes in notes receivable                               (79,644)     (29,306)        762
        Investment in unconsolidated affiliate                             --           --         5,000
        Purchase of and investment in business,
          net of cash received                                           (1,580)        --        (7,860)
        Investments in assets held for lease                            (11,081)      (9,543)     (4,279)
        Other                                                              --            307       2,187
                                                                       --------    ---------    --------
Net cash provided by (used in) investing activities                       5,868      (48,117)    (14,683)
                                                                       --------    ---------    --------
Cash flows provided by (used in) financing activities
        Proceeds from issuance of term B loans                             --        333,000        --
        Proceeds from issuance of 11.25% senior sub notes                  --        150,080        --
        Payment of term B loan principal                                (28,279)      (1,665)       --
        Payment of 9.02% senior notes                                      --       (105,321)       --
        Payment of senior secured discount notes                           --       (206,500)       --
        Debt issuance costs                                              (1,050)     (22,503)       --
        Payment of parent company senior notes                             --        (35,574)       --
        Net change in other long-term borrowings                           --        (22,371)    (37,573)
        Net change in related party receivables, payables                  --        (22,792)       --
        Dividends paid to parent company                                   --        (71,751)     (3,500)
        Net change in line of credit facilities                         (55,000)     (90,594)     (7,935)
        Capital investment, net of transaction costs                     49,996      158,904        --
                                                                       --------    ---------    --------
Net cash provided by (used in) financing activities                     (34,333)      62,913     (49,008)
                                                                       --------    ---------    --------
Net increase (decrease) in cash                                          26,142       (8,408)     10,041
Cash and cash equivalents at beginning of period                         15,630       24,038      13,997
                                                                       --------    ---------    --------
Cash and cash equivalents  at end of period                            $ 41,772    $  15,630    $ 24,038
                                                                       ========    =========    ========

        The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                    Accumulated Other
                                                                                Comprehensive Income (Loss)
                                                        Common Stock            --------------------------
                                                             and                  Unfunded    Cumulative     Total
                                       Comprehensive     Additional  Accumulated   Pension    Translation  Stockholder's
                                           Income          Capital     Deficit       Loss     Adjustment      Equity
                                        -----------       --------    ---------     ------    ----------    ---------
                                                                     (dollars in thousands)

Balance December 31, 1997                                $ 288,509    $(119,800)    $ (577)    $(20,439)    $ 147,693
Comprehensive income 1998:
    Net income                           $  14,649            --         14,649        --          --          14,649
     Other comprehensive income (loss):
       Unfunded pension gain                    61            --            --          61         --              61
        Unrealized translation loss        (10,161)           --            --         --       (10,161)      (10,161)
                                         ---------
Comprehensive income                     $   4,549
                                         =========
Net receivable from affiliate (Note 8)                     (42,907)          --        --          --         (42,907)
Adjustment (Note 21)                                        (4,327)        (443)       --         1,856        (2,914)
Dividends on common stock                                     --         (3,500)       --          --          (3,500)
                                                         ---------      --------    ------    ---------       -------
Balance December 31, 1998                                  241,275     (109,094)      (516)     (28,744)      102,921
Comprehensive income 1999:
     Net income                          $  13,595            --         13,595        --          --          13,595
     Other comprehensive income:
        Unfunded pension gain                  509            --            --         509         --             509
        Unrealized translation gain          9,305            --            --         --         9,305         9,305
                                         ---------
Comprehensive income                     $  23,409
                                         =========
Net receivable from affiliate (Note 8)                     (58,366)         --         --          --         (58,366)
Dividends on common stock                                     --        (71,751)       --          --         (71,751)
Capital contribution                                       158,904          --         --          --         158,904
                                                         ---------     --------   --------    ---------     ---------
Balance December 31, 1999                                  341,813     (167,250)        (7)     (19,439)     155,117
Comprehensive loss 2000:
     Net loss                            $ (53,359)           --        (53,359)       --          --         (53,359)
     Other comprehensive loss:
        Unrealized translation loss         (6,439)           --            --         --        (6,439)       (6,439)
                                         ---------
Comprehensive loss                       $ (59,798)
                                         =========
Net receivable from affiliate (Note 8)                      (5,213)         --         --          --          (5,213)
Capital contribution                                        49,996          --         --          --          49,996
                                                         ---------     --------    -------    ---------     ---------
Balance December 31, 2000                                $ 386,596    $(220,609)   $    (7)   $ (25,878)    $ 140,102
                                                         =========     ========    =======    =========     =========

 The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business

         The Company is a leading designer, manufacturer and marketer of new inter-city coaches and related replacement parts primarily for the North American market. To support these activities, the Company also sells and services used coaches and offers a comprehensive package of leasing and financing services to its customers. The Company has manufacturing facilities in the United States, Canada and Mexico. Sales are predominately to a diversified customer base, including independent operators, national fleet operators and government agencies.


Note 2.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Motor Coach Industries International, Inc. and Subsidiaries ("MCII" or the "Company"), which is an indirect, wholly owned subsidiary of MCII Holdings
(USA), Inc. ("MCII Holdings" or "Parent Company"). All significant intercompany accounts and transactions have been eliminated.

         On June 16, 1999, MCII Holdings completed a plan to financially restructure and reorganize itself. Parent Company received $175 million from an investment group led by Joseph Littlejohn &Levy Fund III, L.P. ("JLL Fund III"), in exchange for a 61% equity investment in Parent Company (currently a 60.92% equity interest in Parent Company, see Item 12 for current beneficial ownership of Parent Company), $50 million in Senior Notes of Parent Company due 2010 and warrants to purchase additional shares of Parent Company's common stock. As a result of the transactions, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), a Mexican corporation, Parent Company's former sole stockholder, retained a minority interest in Parent Company. Parent Company then made an additional $175 million equity investment in the Company. The Company also obtained a senior secured credit facility that provided for borrowings of up to $445 million and issued approximately $152 million of 11.25% senior subordinated notes due 2009 at a discount of 98.575%. See Note 12 for a discussion of the Company's credit facilities. The Company used the proceeds from the equity investment, senior subordinated notes, and the term loans issued under the senior secured credit facility to pay off all of its then outstanding debt, and $35 million of Parent Company senior notes, and made a final distribution to Grupo Dina of approximately $75 million. As part of the financial restructuring and reorganization, Parent Company retained ownership of MCII and Dina Autobuses, S.A. de C.V. ("Autobuses"), and transferred its interest in its other minor Mexican subsidiaries to Grupo Dina. Autobuses became a subsidiary of MCII and its name was changed to Motor Coach Industries Mexico, S.A. de C.V.

         As a result of the financial restructuring, MCII Holdings contributed its Autobuses subsidiary to the Company at historical cost, and some minor Mexican subsidiaries were transferred by Parent Company and the Company to Grupo Dina. The Company's consolidated financial statements include Autobuses for all periods presented, as this is a reorganization of entities under common control.

         During 2000, the Company received an additional capital contribution of approximately $50.0 million, net of transaction costs, from Parent Company.

         Certain reclassifications have been made to the financial statements of prior periods to conform to 2000 classifications.


Note 3.  Significant Accounting Policies

Management Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as contingent assets and liabilities disclosed in the financial statements. Actual results could differ from those amounts reported or disclosed.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Foreign Currency Transactions

         As a company with multi-national operations, certain of the Company's transactions are denominated in foreign currencies. The Company uses financial instruments to hedge or reduce its overall exposure to the effects of currency fluctuations in its cash flows. The Company's policy is not to speculate in such financial instruments for profit or gain. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Foreign currency transactions that are not hedged are converted at the exchange rates in effect at the date of the transaction. Any gain or loss resulting from the translation of such transactions is included in the income statement and was not material in any year.

Intangibles

         Intangibles, which consist primarily of goodwill, are carried at cost less accumulated amortization of $39.4 million at December 31, 2000 and $33.6 million at December 31, 1999. Intangibles are amortized primarily on the straight-line method over the periods of expected benefit, generally, but not in excess of 40 years. The Company evaluates the carrying value of goodwill and other long-lived assets at each reporting period for possible impairment in accordance with the provisions of Statement of Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The pronouncement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted without interest charges) expected to result from the use or sale of the asset and its eventual disposition to the carrying amount of the asset. If an asset is deemed to be impaired it is adjusted to fair value.

Inventories

         Inventories are generally stated at the lower of cost or market. Cost is generally determined on a first-in, first-out basis. Inventory of used coaches are valued based on management's estimates of current market value. The inventory value is reviewed periodically and adjusted as necessary.

Notes Receivable

         Notes receivable are collateralized by coaches. Substantially all notes carry market floating rates of interest based on the creditworthiness of each individual purchaser. The allowance for uncollectible contracts is adjusted periodically based on an evaluation of individual contract collectability. As discussed in Note 13, during the second quarter of 2000, the Company entered into an agreement allowing it to sell qualifying receivables and financing leases to a qualified securitization entity.

Pensions and Other Benefits

         Trusteed, noncontributory pension plans cover substantially all employees in the United States and Canada. Benefits for the noncontributory plans are based primarily on final average salary and years of service. Net periodic pension cost for the Company is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations. Information with respect to the Company's pension plans is presented in accordance with the disclosure requirements of SFAS 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits."

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         Certain employees in the U.S. and Canada are covered under defined benefit post retirement plans that provide medical and life insurance for eligible retirees and dependents. The net periodic post-retirement benefit cost for the Company is based on the provisions of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." Information with respect to the Company's defined benefit post retirement plans is presented in accordance with the disclosure requirements of SFAS 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits."

Property, Plant, and Equipment

         Property, plant, and equipment are stated at cost. Depreciation is provided principally by use of the straight-line method at annual rates as follows:

              Buildings and leasehold improvements            3% to 25%
              Assets held for lease                          10% to 33%
              Machinery and equipment                        10% to 33%

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

Warranty

         An accrual for warranty claims is made at the time of sale. This accrual is based on management's estimate of future warranty liabilities and is charged to operations. Actual warranty expenditures are charged to the accrual as incurred. The accrual is reviewed periodically for adequacy and adjustments are recorded if necessary.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the provisions of SFAS No. 133 beginning January 1, 2001. The adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial condition of the Company.


Note 4.  Cost of Sales Inventory Valuation Charge

         The Company recorded a non-cash inventory charge of $15.7 million at December 31, 2000, to adjust the carrying value of its used coach inventory to reflect the changing dynamics of the marketplace. The Company also

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


recorded a non-cash inventory charge of $21.0 million in the second quarter of 1999. $15.0 million of this charge was recorded to adjust the inventory of used coaches in order to reflect a change in asset management strategy in response to the changing dynamics of the marketplace. The remaining $6.0 million charge was recorded to rationalize the inventory of replacement parts in conjunction with a revised plan developed during the second quarter of 1999 to consolidate the Company's replacement parts distribution activities into a single location.


Note 5.  Extraordinary Loss

         In the second quarter of 1999, the Company recorded a $2.6 million after-tax ($4.2 million pre-tax) extraordinary charge associated with the early retirement of debt in connection with the June 16, 1999 financial restructuring. The charge consists primarily of early redemption premiums and other financing costs incurred, partially offset by a gain resulting from the recognition of unamortized swap accretion deferred credits.


Note 6.  Gain on Sale of Investments

         In 1993, the Company (through a wholly-owned subsidiary) purchased a 10% ownership interest in Mexicana de Autobuses, S.A. de C.V. ("MASA"), a Mexican coach manufacturing company, for $6,000,000. In December 1994, the Company distributed the MASA shares to Grupo Dina as a dividend. In December 1995, the Company repurchased the MASA shares directly from Grupo Dina for $1.2 million. In 1996, the Company evaluated the realizability of its investment in MASA, and, due to the continuing operating losses of MASA and prolonged weakness in the Mexican economy, wrote off the investment, resulting in a pre-tax loss of $1.2 million.

         In 1998, the Company sold its interest in MASA for $7.0 million, less reimbursement of fees and expenses of $2.0 million paid to Grupo Dina.


Note 7.  Business Interruption Insurance Policies

         During 1997, flooding along the Red River caused significant operating disruptions at the Company's Pembina, North Dakota and Winnipeg, Manitoba facilities. As a result, the Company filed insurance claims seeking recovery of various out-of-pocket costs and business interruption losses. The Company settled its claim for business interruption for a total of $9.0 million. A partial recovery of $500,000 was recognized as income in 1997 and the remainder of the business insurance recovery was recognized as income in 1998.


Note 8.  Net Receivables from Affiliates and Related Parties

         As discussed in Note 23, at December 31, 2000, the Company had total receivables from affiliates of $5.5 million, which are included in the consolidated balance sheet in other receivables.

         In 1999, as a result of the financial restructuring, the Company forgave $58.4 million of net receivables due it from Grupo Dina companies and MCII and Parent Company subsidiaries that were contributed to Grupo Dina as part of the restructuring. The forgiveness resulted in a $58.4 million charge against additional capital in stockholder's equity. During 2000, the Company adjusted this 1999 receivable forgiveness, resulting in an additional charge against equity of $5.2 million.

         During 1998, the Company took a net charge of $42.9 million against additional capital in stockholder's equity to reflect the write off of net receivables from Grupo Dina.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 9.  Inventories

         Inventories at December 31 consisted of the following:

                                                    2000         1999
                                                 ---------    ---------
                                                  (dollars in thousands)

         Raw materials                           $  42,227    $  42,865
         Work in process                            68,527       41,513
         Finished goods                            135,499      163,634
                                                 ---------    ---------
                                                   246,253      248,012
         Inventories reserve                       (19,638)     (30,929)
                                                 ---------    ---------
                                                 $ 226,615    $ 217,083
                                                 =========    =========


Note 10.  Notes Receivable

         Notes receivable at December 31 consisted of the following:

                                                             2000        1999
                                                           --------    --------
                                                          (dollars in thousands)

         Notes receivable, at contract amount              $ 59,550    $ 92,512
         Less: allowance for uncollectible contracts         (1,919)     (1,820)
                                                           --------    --------
         Notes receivable, net                               57,631      90,692
         Less current portion                               (17,693)    (24,099)
                                                           --------    --------
         Long-term notes receivable                        $ 39,938    $ 66,593
                                                           ========    ========

         Scheduled annual maturities of note receivables at December 31, 2000, were:

                             (dollars in thousands)
                                                                 2006 and
           2001        2002       2003      2004       2005     thereafter
         -------     -------    -------    ------     ------     -------

         $17,693     $14,398    $ 5,033    $4,412     $4,172     $13,842



Note 11.  Property, Plant, and Equipment

         Property, Plant, and Equipment at December 31 consisted of the following:

                                                     2000         1999
                                                  ---------    ---------
                                                  (dollars in thousands)

         Land                                     $   8,482    $   7,567
         Building and Improvements                   53,154       51,996
         Machinery and Equipment                     83,610       66,973
         Assets Held for Lease                       24,391       31,514
                                                  ---------    ---------
                                                    169,637      158,050
         Less accumulated depreciation
              and amortization                      (56,718)     (47,580)
                                                  ---------    ---------
                                                  $ 112,919    $ 110,470
                                                  =========    =========

         Depreciation and amortization expense for property, plant and equipment was $23.1 million, $18.6 million and $18.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 12.  Long-Term Debt

         Outstanding debt as of December 31 consisted of the following:

                                                             2000       1999
                                                          ---------  ---------
                                                         (dollars in thousands)

      11.25% senior subordinated notes, due 2009          $ 152,250  $ 152,250

      Borrowings under senior secured credit facility:
          Term loan B, due 2006                             303,056    331,335
          Revolving credit agreement, due 2005                 --       55,000
                                                          ---------  ---------
                                                            455,306    538,585
      Less unamortized discount on
          11.25% senior subordinated notes                   (1,831)    (2,051)
                                                          ---------  ---------
                                                          $ 453,475  $ 536,534
                                                          =========  =========

         As previously discussed, on June 16, 1999, the Company completed a major financial restructuring where the Company issued $152.3 million of senior subordinated notes and also entered into a $445.0 million senior secured credit facility.

         The 11.25% senior subordinated notes were issued at a discount of 98.5755%, yielding cash proceeds of $150.1 million. Interest payments are twice a year, on each May 1 and November 1. The notes are not secured by any collateral and rank junior to any of the Company's other senior debt but equal to any future senior subordinated debt issuance. The Company has a right to buy back some or all of the notes prior to their due date, subject to certain limitations and premium provisions as specified in the agreement. These notes contain certain non-financial covenants for which the Company was in compliance at December 31, 2000.

         The senior secured credit facility initially consisted of $333.0 million of term loans and a $112.0 million revolving credit facility. The Company has pledged substantially all of its assets under this agreement.

         During the second quarter of 2000, the Company executed two amendments to its senior secured credit facility. These amendments provided the opportunity to complete an asset securitization of the Company's long-term receivables and finance leases, see Note 13, increased the $112.0 million revolving credit line to $132.0 million, allowed the Company to increase the revolving credit line by up to an additional $40.0 million, and redefined certain loan covenant provisions contained in the senior secured credit facility. In conjunction with the execution of the amendments, Parent Company issued additional shares of its common stock to the investment group led by JLL Fund III in exchange for $50.0 million in cash, and Parent Company subsequently made an additional capital contribution of $50.0 million to the Company through MCII Holdings, Inc. See
Item 12 for current beneficial ownership of Parent Company. The Company, during the third quarter, increased its credit line on the Revolver by an additional $20.0 million to a total of $152.0 million.

         The revolving credit facility due 2005 provides the Company with the ability to borrow funds as needed at variable rates of interest based upon certain formulas stated in the agreement that includes a base rate of interest and an 0.5% facility fee on the unused portion of the revolving credit facility. As of December 31, 2000, the Company had no outstanding borrowings under the revolving line of credit and had letters of credit totaling $101.7 million drawn against the revolving line of credit. In January 2001, the Company borrowed $32.0 million under the revolving credit line.

         The term loans were variable rate loans with accrued interest plus current principal payments due at the end of each calendar quarter through March 31, 2006. A final principal payment, plus accrued interest, is due on June 16, 2006.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The variable rate of interest was based upon certain formulas stated in the agreement, which included a base rate of interest and an applicable margin based upon a calculation of the Company's consolidated total leverage ratio. As of December 31, 2000, the average effective interest rate on $303.1 million of outstanding borrowings was 10.2%.

         In addition to the scheduled quarterly principal payments, at September and December 2000 the Company made voluntary term loan prepayments of $20.0 million and $5.0 million, respectively. In accordance with provisions of the term loan agreement, the Company applied the $5.0 million December prepayment against quarterly term loan payments due during 2001. The agreement also contains a mandatory prepayment provision based upon a free cash flow formula as specified in the agreement. The prepayment provision called for any prepayment made to be first applied to the term loans and then to the loans made under the revolving credit agreement. The Company has reviewed the formula and was not required to make an additional prepayment required as of December 31, 2000.

         The senior secured credit facility contains financial covenants that the Company will not exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. As of December 31, 2000, the Company was in compliance with all such covenants. However, based upon its business plan, the Company did not expect to be in compliance with all the financial covenants of the agreement during the period ending March 31, 2001. Accordingly, effective May 1, 2001, the Company obtained an amendment to the credit facility which waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the current financial covenants through the period ending December 31, 2001 and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA and minimum excess cash flow, as defined. The revised covenants were based upon the Company's business plan for the year ending December 31, 2001. In addition, the amendment provides for the funding of an additional $8.5 million term loan (the " Tranche B Loan") on or prior to May 31, 2001. The Tranche B Loan bear interest 5% over the adjusted Eurodollar rate, which interest is payable in kind or equity. The Company's majority equity holder, an investment group led by JLL Fund II, has agreed to purchase a 100% equity interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) will bear interest at the adjusted Eurodollar rate plus 4% per annum or the adjusted base rate plus 5%.

         Scheduled annual maturities of long-term debt at December 31, 2000, were:

                                        (dollars in thousands)

            2001                                $   --
            2002                                    --
            2003                                    --
            2004                                    --
            2005                                    --
            2006 and thereafter                  453,475
                                               ---------
                                               $ 453,475
                                               =========

         Interest paid in the years ended December 31, 2000, 1999, and 1998 was $52.2 million, $49.8 million and $24.9 million, respectively.


Note 13. Securitization Transaction

         During the second quarter of 2000, the Company completed the asset securitization transaction permitted under terms of the amendments to its senior secured credit facility. The Company executed several agreements in conjunction with this asset securitization transaction (together referred to as the "Asset Securitization Agreement"), allowing certain

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of its subsidiaries to sell qualifying receivables and financing leases to a qualified securitization entity up to an aggregate outstanding amount of $250 million. Under the terms of the Asset Securitization Agreement, certain subsidiaries of the Company sold a substantial portion of their portfolio to MCII Funding II, Inc., an unconsolidated affiliated company, at 97% of the remaining principal balance. MCII Funding II, Inc. then sold these receivables and leases at 100% of the remaining principal balance to the Special Purpose Accounts Receivable Corporation ("SPARC"). The Company's subsidiaries recognized losses on the sale of notes to MCII Funding II, Inc. while MCII Funding II, Inc. recognized gains on the sale of the notes to SPARC.

         Through December 31, 2000, the Company's subsidiaries had realized proceeds of approximately $116.0 million from the sale of notes receivable and financing leases resulting in a loss on the securitization of $4.5 million.


Note 14.  Fair Value of Financial Instruments

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

         The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. The carrying value of the notes receivable approximates fair value. Although a significant portion of the notes receivable is represented by fixed rate notes, the overall yield of the portfolio at December 31, 2000 approximates the Company's current borrowing rate. The carrying amounts and estimated fair values of the Company's other financial instruments at December 31 were as follows:

                                                                                2000                 1999
                                                                        -------------------   -------------------
                                                                        Carrying     Fair     Carrying     Fair
                                                                          Value      Value      Value      Value
                                                                        --------   --------   --------   --------
                                                                                 (dollars in thousands)
         Debt:
           Borrowings under senior secured credit facility:
             Term loan B                                                $303,056   $303,056   $331,335   $331,335
             Revolving credit agreement,                                    --         --       55,000     55,000
                  11.25% senior subordinated notes                       150,419     45,675    150,199    151,768
                                                                        --------   --------   --------   --------
                                                                        $453,475   $348,731   $536,534   $538,103
                                                                        ========   ========   ========   ========

         The fair value of the 11.25% senior subordinated notes was estimated by using the value the notes were priced at on December 31, 2000. The carrying value of the other long-term debt approximates fair value because the debt is based on variable rates of interest.


Note 15.  Income Taxes

         The U.S. operations of the Company are included in the consolidated and other applicable U.S. income tax returns of the Company. Tax returns for the Canadian and Mexican entities are filed separately in Canada and Mexico.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 15.  Income Taxes (continued)

         Income (loss) before taxes and extraordinary items in the United States, Canada, and Mexico for the years ended December 31, was as follows:

                                                              2000        1999        1998
                                                           ---------    --------    --------
                                                                 (dollars in thousands)

         United States                                     $(123,072)   $(15,298)   $ 33,163
         Canada                                               58,288      34,792      41,145
         Mexico                                              (10,602)      6,380      (2,675)
         Non deductible interest from push down of debt         --       (11,601)    (25,194)
                                                           ---------    --------    --------
         Total income (loss) before income taxes           $ (75,386)   $ 14,273    $ 46,439
                                                           =========    ========    ========


         Income tax expense (benefit) for the years ended December 31 was comprised of the following:

                                                 2000        1999        1998
                                               --------    --------    --------
                                                    (dollars in thousands)

         Current:
            United States
                Federal                        $(45,098)   $ (9,026)   $ 14,661
                State                            (5,323)     (1,213)      3,665
             Foreign                             25,704      17,259      18,288
                                               --------    --------    --------
                                                (24,717)      7,020      36,614
                                               --------    --------    --------

         Deferred:
            United States
                Federal                           3,427       8,224      (3,812)
                State                               419       1,108        (706)
             Foreign                             (1,156)    (18,288)       (306)
                                               --------    --------    --------
                                                  2,690      (8,956)     (4,824)
                                               --------    --------    --------

         Total income tax expense (benefit)    $(22,027)   $ (1,936)   $ 31,790
                                               ========    ========    ========


         A reconciliation of the provision for income taxes and the amount computed using statutory federal income tax rates on income (loss) before income taxes is set forth below:

                                                   2000        1999       1998
                                                 --------    --------   -------
                                                      (dollars in thousands)

         Computed income tax provision at
              statutory rate of 35%              $(26,385)   $  4,996   $16,254
         Non deductible interest expense
              from push down of debt                 --         6,891     8,818
         State income taxes                        (5,101)        (80)    1,923
         Canadian tax differences                   3,673       2,179     2,601
         Mexican tax differences                    3,711     (17,836)      690
         Intangible amortization                    1,453       1,482     1,778
         Other, net                                   622         432      (274)
                                                 --------    --------   -------
         Total income tax expense (benefit)      $(22,027)   $ (1,936)  $31,790
                                                 ========    ========   =======

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 15.  Income Taxes (continued)

         Deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31 consisted of the following:


                                                            2000        1999
                                                         ---------    --------
                                                          (dollars in thousands)

         Deferred tax assets:
            Property, plant, and equipment               $    --      $  8,860
            Pension and other benefits                       6,512       6,859
            Allowances and reserves for losses              24,360      21,425
            Net operating loss carry forward                63,887      23,530
            Asset tax carryforward                           6,498        --
            Deferred state income taxes                      1,709       1,643
            Inventories                                       --         3,112
            Other                                            1,048       1,106
                                                         ---------    --------
                                                           104,014      66,535
         Valuation allowance                               (27,228)    (15,070)
                                                         ---------    --------
         Total gross deferred tax assets                 $  76,786    $ 51,465
                                                         ---------    --------

         Deferred tax liabilities:
            Property, plant, and equipment               $  (8,594)   $ (7,721)
            Intangibles                                     (8,123)     (7,462)
            Deferred state income taxes                       (156)       --
            Installment sales                                 (105)       (303)
            Deferred start-up costs                         (1,985)     (2,349)
            Other                                             --           (59)
                                                         ---------    --------
         Total gross deferred tax liabilities              (18,963)    (17,894)
                                                         ---------    --------
         Net deferred tax asset                          $  57,823    $ 33,571
                                                         =========    ========


         SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. During 2000, a net operating loss of $87.5 million dollars was incurred from U.S. operations. Approximately $23.3 million can be carried back to the year ended December 31, 1998 and the remaining $64.2 million is available to be applied against future taxable income. The Company has concluded that it is more likely than not that future taxable income will be sufficient to realize the benefit of the current year net operating loss prior to its expiration. Accordingly, no valuation allowance has been provided to reduce the deferred tax asset representing the current year U.S. net operating loss carryforward. A valuation allowance has been established related to net operating losses incurred in Mexico.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 15.  Income Taxes (continued)

         Income taxes paid in the years ended December 31, 2000, 1999 and 1998 were $11.4 million, $29.1 million and $12.9 million, respectively.

         The Company's Canadian income tax returns for 1982 through 1992 were under review for several years by the Canada Customs and Revenue Agency ("CCRA"). The CCRA proposed imputing additional income in Canada related to transactions between Canadian and U.S. based subsidiaries of the Company. A formal reassessment was issued by the CCRA for the 1985 return, and we filed a Notice of Objection for 1985 and requested Competent Authority relief from the CCRA with respect to 1982-92. Thereafter, several years of negotiation took place involving the CCRA, IRS, and the Company. During 2000, the CCRA and the IRS reached an agreement to settle the cross-border transfer pricing issue by shifting $35.6 million of income from the U.S. to Canada. The settlement documents were signed by all parties in September 2000, and cover the 1982-99 tax years. The settlement did not have a material adverse affect on the Company's financial condition or results of operations.

         The Company has not provided for U.S. federal income taxes and foreign withholding taxes on the undistributed earnings of non-U.S. subsidiaries. The undistributed earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign withholding taxes would be imposed; however, net operating loss carryforwards and foreign tax credits would be available to substantially reduce any resulting U.S. income tax liability.


Note 16.  Pension Benefits

         The Company sponsors various retirement plans for most full-time employees. Benefits of the plans are generally based on years of service and employees' compensation during the final years of employment.

         During 1999, the Company terminated an unqualified pension plan resulting in a curtailment loss of $179,000 realized in 1999. While the participants in the plan at the time of termination will continue to receive benefits, all benefits were frozen and no future benefits will be accrued.

         The components of net periodic pension costs are summarized in the following table:

                                                                 United States                         Canada
                                                           -------------------------------   ------------------------------
                                                              2000       1999       1998       2000       1999       1998
                                                           ---------  ---------   --------   --------   --------   --------
                                                                                (dollars in thousands)
         Service cost benefits earned during the period      $ 1,162    $ 1,409    $ 1,214    $   524    $   590    $   485
         Interest cost on projected benefit obligation         1,888      1,874      1,705        609        517        427
         Expected return on plan assets                       (2,028)    (1,752)    (1,511)      (720)      (727)      (621)
         Amortization of prior service cost                       (2)       510        510       --           22          3
         Amortization of transition obligation                   (11)       (11)       (11)        (4)        (2)        (2)
         Recognized net actuarial loss                          (116)        34        100       --            2       --
         Curtailment loss                                       --          179       --         --         --         --
                                                           ---------  ---------   --------   --------   --------   --------
         Net pension cost                                    $   893    $ 2,243    $ 2,007    $   409    $   402    $   292
                                                           =========  =========   ========   ========   ========   ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 16.  Pension Benefits (continued)

         The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

                                                                 United States             Canada
                                                           ----------------------   ---------------------
                                                              2000        1999        2000         1999
                                                           ----------  ----------   ---------  ----------
                                                                         (dollars in thousands)

 Change in Pension Benefit Obligation:
            Benefit obligation as of January 1               $ 25,294    $ 27,060    $  7,880    $  7,081
            Service cost                                        1,162       1,409         524         590
            Interest cost                                       1,888       1,874         609         517
            Actuarial (gain) loss                              (2,071)     (3,649)        281        (679)
            Amendments                                           --          --          --           364
            Plan participant contributions                       --          --          --            28
            Benefits paid                                        (996)       (928)       (691)       (454)
            Curtailment                                          --          (472)       --          --
            Foreign currency rate change                         --          --          (305)        433
                                                           ----------  ----------   ---------  ----------
            Benefit obligation as of December 31             $ 25,277    $ 25,294    $  8,298    $  7,880
                                                           ==========  ==========   =========  ==========

         Change in Plan Assets:
            Fair value of plan assets at beginning of year   $ 24,632    $ 22,472    $  9,552    $  7,763
            Actual return on plan assets                          333       2,235         489       1,213
            Employer contribution                                 303         618         110         503
            Plan participants contributions                      --          --          --            28
            Benefits paid                                        (996)       (693)       (691)       (454)
            Foreign currency rate change                         --          --          (351)        499
                                                           ----------  ----------   ---------  ----------
            Fair value of plan assets at end of year         $ 24,272    $ 24,632    $  9,109    $  9,552
                                                           ==========  ==========   =========  ==========

         Funded Status:
            Funded status at end of year                     $ (1,005)   $   (662)   $    812    $  1,672
            Unrecognized transition (asset) obligation            (22)        (34)        (75)         12
            Unrecognized net actuarial (gain) loss             (6,255)     (5,995)        227        (930)
            Unrecognized prior service cost                         4           2        --           386
                                                           ----------  ----------   ---------  ----------
            Prepaid (accrued) benefit cost                   $ (7,278)   $ (6,689)   $    964    $  1,140
                                                           ==========  ==========   =========  ==========

         The Company has one pension plan for which the employer must recognize an additional minimum liability in accordance with the provisions of paragraph 36 of SFAS 87.

                                                             United States              Canada
                                                         ---------------------  ---------------------
                                                            2000       1999        2000       1999
                                                         ---------- ----------  ---------- ----------
                                                                    (dollars in thousands)

        Amounts Recognized in the
          Statement of Financial Position consist of:
             Prepaid benefit cost                           $    54    $    50    $   964   $ 1,142

             Accrued benefit liability                       (7,332)    (6,739)      --          (2)
                                                         ---------- ----------  ---------- ----------
             Net amount recognized                          $(7,278)   $(6,689)   $   964   $ 1,140
                                                         ========== ==========  ========== ==========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 16.  Pension Benefits (continued)

         Weighted average assumptions used were:

                                                     United States                          Canada
                                          ---------------------------------     ---------------------------------
                                            2000         1999        1998         2000        1999         1998
                                          --------     --------    --------     --------    --------    ---------
Discount rate for obligation                 8.0%         7.8%        6.8%         7.5%        7.5%         6.8%
Rate of increase in compensation             4.0%         4.8%        4.0%         4.0%        4.0%         4.0%
Long-term rate of return on assets           9.5%         9.5%        9.5%         8.0%        9.5%         9.5%

         The Company also has defined contribution plans for certain U.S. employees. Company contributions in the years ended December 31, 2000, 1999, and 1998 were $1.2 million, $1.2 million and $1.1 million, respectively.


Note 17.  Mexican Employee Benefits

    Net periodic pension cost for the two years ended December 31 included the following components:

                                                             2000     1999     1998
                                                            -----    -----    -----
                                                             (dollars in thousands)

         Service cost benefits earned during the period     $ 120    $ 128    $  57
         Interest cost on projected benefit obligation        148      477      456
         Expected return on plan assets                      --       --       (666)
         Net amortization and deferral                        (49)     (51)     (51)
                                                            -----    -----    -----
         Net pension cost                                   $ 219    $ 554    $(204)
                                                            =====    =====    =====


         The Company, under Mexican labor laws, is able to withdraw funds from a pension trust and use them for other purposes. During the first quarter Grupo Dina withdrew the funds held by the trust and used the funds to pay-off existing indebtedness of Grupo Dina.

         The following tables summarize pension benefit obligations, plan assets and funded status as of December 31:

                                                            2000       1999
                                                           -------    -------

                                                         (dollars in thousands)

       Change in Pension Benefit Obligation:
          Benefit obligation as of January 1               $ 2,984    $ 2,212
          Service cost                                         264        128
          Interest cost                                        141        477
          Actuarial gain                                        95         56
          Benefits paid                                        (20)      --
          Foreign currency rate change                        (373)       111
                                                           -------    -------
          Benefit obligation as of December 31             $ 3,091    $ 2,984
                                                           =======    =======

       Change in Plan Assets:
          Fair value of plan assets at beginning of year   $  --      $ 2,999
          Withdrawal of plan assets                           --       (2,999)
                                                           -------    -------
          Fair value of plan assets at end of year         $  --      $  --
                                                           =======    =======

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                         2000        1999
                                                        -------     -------
                                                       (dollars in thousands)

         Funded Status:
            Funded status at end of year                $(3,091)    $(2,984)
            Unrecognized net actuarial (gain)/loss          319         303
            Unrecognized prior service cost              (1,410)       (802)
                                                        -------     -------
            Prepaid (accrued) benefit cost              $(4,182)    $(3,483)
                                                        =======     =======

         Weighted average assumptions used were:
            Discount rate for obligation                   13.9%       17.4%
            Rate of increase in compensation               10.1%       14.0%
            Long-term rate of return on assets             15.5%       19.1%


Note 18.  Post-Retirement Benefits

         The Company has certain defined post retirement benefit plans that provide medical and life insurance benefits for eligible retirees and dependents.

         Effective at the end of 1999, the Company terminated its remaining active post-retirement medical plan covering certain employees of its customer service business. Any participant receiving benefits under the plan at the time of termination will continue to receive benefits, but no other employees or retirees will be eligible to receive benefits under the plan. As a result of the termination of this plan, in 1999 the Company recorded a gross curtailment gain of $4.6 million and a curtailment gain net of current year post-retirement expenses of $3.3 million as illustrated in the table below.

         The net periodic post retirement benefit cost for the years ended December 31 included the following components:

                                                           United States                     Canada
                                                  -----------------------------    ---------------------------
                                                    2000       1999       1998       2000      1999      1998
                                                  -------    -------    -------    -------   -------   -------
                                                                      (dollars in thousands)

         Service cost                             $  --      $   568    $   563    $    20   $    17   $    21
         Interest cost                                323        634        574         20        18        18
         Amortization of prior service cost          --           (3)        (3)      --        --        --
         Recognized net actuarial (gain) loss        --         --          (39)      --        --        --
                                                     --       (4,546)      --         --        --        --
                                                  -------    -------    -------    -------   -------   -------
         Net periodic benefic cost (income)       $   323    $(3,347)   $ 1,095    $    40   $    35   $    39
                                                  =======    =======    =======    =======   =======   =======

         The following tables summarize post-retirement benefit obligations and funded status as of December 31:

                                                                United States            Canada
                                                             ------------------    ------------------
                                                               2000       1999       2000       1999
                                                             -------    -------    -------    -------
                                                                      (dollars in thousands)

         Change in Post Retirement Benefit Obligation:
            Benefit obligation as of January 1               $ 4,532    $ 9,575    $   280    $   274
            Service cost                                        --          568         20         17
            Interest cost                                        323        634         20         18
            Participants contributions                            33       --         --         --
            Actuarial (gain) loss                               (561)    (1,538)      --          (30)
            Benefits paid                                       (169)      (161)       (18)       (14)
            Curtailment gain                                    --       (4,546)      --         --
            Foreign currency rate change                        --         --          (10)        15
                                                             -------    -------    -------    -------
            Benefit obligation as of December 31             $ 4,158    $ 4,532    $   292    $   280
                                                             =======    =======    =======    =======

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 18.  Post-Retirement Benefits  (Continued)

                                                               United  States         Canada
                                                            ------------------   ------------------
                                                             2000       1999       2000       1999
                                                           -------    -------    -------    -------
                                                                    (dollars in thousands)

           Funded Status:
              Funded status at end of year                 $(4,158)   $(4,532)   $  (292)   $  (280)
              Unrecognized net actuarial (gain) loss        (2,024)    (1,463)       (52)       (22)
                                                           -------    -------    -------    -------
              Accrued benefit cost                         $(6,182)   $(5,995)   $  (344)   $  (302)
                                                            =======    =======    =======    =======

         The assumed health care cost trend rate used in measuring the accumulated post retirement benefit obligation ("APBO") for the Company's U.S. operations was 8.0% as of December 31, 2000, declining by 1.0% per year to 5.0% by the year 2004 and remaining at that level thereafter for retirees below the age 65, and 6.0% as of December 31, 1998, declining by 0.5% per year to 5.0% by the year 2003 and remaining at that level thereafter for retirees above age 65. A one percentage-point change in the assumed health-care-cost trend rate would have the following effects:

                                             One Percentage    One Percentage
                                             Point Increase    Point Decrease
                                            ---------------    --------------
                                                 (dollars in thousands)

Effect on total of service
  and interest cost components                       $  36            $ (31)
Effect on post retirement
  benefit obligation                                   466             (402)

         The post retirement benefit obligation of the Company's Canadian operations does not contain a health care component.


Note 19.  Lease Obligations

         The Company leases a wide variety of facilities and equipment under operating leases, including certain warehouses, offices and equipment. Some of the leases provide for renewal options. Leases, which expire, are generally renewed or replaced by similar leases.

         At December 31, 2000, future minimum rental payments with respect to non-cancelable operating leases with terms in excess of one year were as follows:

                                                                2006 and
            2001       2002       2003       2004      2005     Thereafter
          -------    -------    -------    -------   -------     -------
                               (dollars in thousands)

          $ 5,736    $ 4,412    $ 3,006    $ 1,908   $ 1,624     $ 5,086

         Total rental expense for the years ended December 31, 2000, 1999, and 1998 was $3.9 million, $4.4 million, and $4.1 million respectively.


Note 20.  Common Stock

         The Company is a wholly owned subsidiary of MCII Holdings, Inc., which is a wholly owned subsidiary of Parent Company. Prior to the completion of the financial restructuring, Parent Company was a wholly owned subsidiary of Grupo Dina. On June 16, 1999, as a part of the financial restructuring, a 61% equity interest of MCII Holdings (USA), Inc. was purchased by an investment group led by JLL Fund III. As part of the transaction, the investment group led by JLL Fund III received warrants to purchase additional shares of the common stock of Parent Company. These warrants are immediately exercisable at a price of $204.918 per share, which is equivalent to the price per share that the investment group led by JLL Fund III invested in Parent Company. See Item 12 for the current beneficial ownership of Parent Company as of April 30, 2001.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 21.  Equity Consolidation Adjustment

         In 1998, the Company made a $2.9 million Stockholder's Equity adjustment that corrected an immaterial prior period accounting error occurring in a consolidation adjustment of a subsidiary company.


Note 22.  Changes in Other Operating Activities

         Changes in other operating activities for the years ended December 31, 2000, 1999, and 1998 consisted of:

                                                              2000        1999        1998
                                                          --------    --------    --------
                                                                (dollars in thousands)

         Decrease (increase)  in accounts receivable      $ 62,673    $(29,619)   $(44,121)
         Decrease (increase) in inventories                   (435)    (15,892)     28,263
         Increase (decrease) in accounts payable           (25,757)      7,549      13,819
         Increase (decrease) in accrued income taxes        16,365     (27,625)     25,245
         Increase (decrease) in customer deposits           46,375      (1,754)        550
         All other changes, net                            (17,836)     (1,673)    (12,348)
                                                          --------    --------    --------
         Changes in other operating activities            $ 81,385    $(69,014)   $ 11,408
                                                          ========    ========    ========


Note 23.  Related Party Transactions

         Related party transactions for the years ended December 31 were as follows:

                                                      2000      1999      1998
                                                    -------   -------   -------
                                                       (dollars in thousands)

         Purchases from affiliated companies:
             Goods                                  $ 9,895   $ 5,779   $ 4,146
             Services                                 1,536     8,932     7,681
             Allocated interest expense                --        --       3,234
                                                    -------   -------   -------
                                                    $11,431   $14,711   $15,061
                                                    =======   =======   =======

         Sales to affiliated companies:
             Goods                                  $ 1,104   $ 3,289   $  --
             Services                                  --          75     2,640
             Allocated interest income                 --        --      11,989
                                                    -------   -------   -------
                                                    $ 1,104   $ 3,364   $14,629
                                                    =======   =======   =======

         Charges to affiliated parties:
             MCII Funding II                        $   461   $  --     $  --
                                                    =======   =======   =======

         Charges from affiliated parties:
              MCII Financial Services (1)           $ 1,005   $ 2,168   $   931
              Grupo Dina Royalties                     --       2,013     3,990
              Grupo Dina Management Fee                --         417     1,000
                                                    -------   -------   -------
                                                    $ 1,005   $ 4,598   $ 5,921
                                                    =======   =======   =======


(1) In the third quarter of 2000, the Company acquired the remaining 75% interest in MCII Financial Services Inc. and its wholly owned subsidiaries, MCII Funding Inc. and MCI Acceptance Corp. (together referred to as "MCIFS1") and is included as a consolidated subsidiary since acquisition.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Related party balances included in the December 31 balance sheet were:


                                                             2000       1999
                                                          --------   --------
                                                         (dollars in thousands)

            Net receivable from affiliates
               and related parties                         $ 4,193    $ 6,161


         In conjunction with the securitization transactions discussed in Note 13, during 2000, the Company and its MCII Financial Services II, Inc. subsidiary advanced $4.3 million to MCII Funding II, Inc. to fund certain fees and costs associated with the securitization transactions. During 2000, the Company paid certain fees and expenses totaling $1.2 million for the benefit of Parent Company.


Note 24.  Business and Geographic Data

Business Segment Data

         The Company has three reporting segments, Coach Sales, Customer Support Business, and Finance. The Coach Sales segment manufactures and markets new coaches in the United States, Canada and Mexico and further supports our customers by purchasing and reselling used coaches. The Customer Support Business segment manufactures and/or distributes replacement parts for inter-city coaches throughout North America and operates five coach service centers located throughout the United States and Canada. The Finance segment provides financing options for the sale of new and used coaches.

         The reportable segments are managed separately because each business has differing customer selling requirements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no material inter-segment transactions and all intercompany transactions between segments have been eliminated. Intangible assets are included in each segment's reportable assets, and the corresponding amortization of these intangible assets is included in the determination of a segment's operating profit or loss. The Company evaluates performance based on profit or loss from operations before income taxes, interest, and other non-operating income (expenses).

         Data for these three segments of the years ending December 31 are as follows:

                                             2000       1999       1998
                                           --------   --------   --------
                                               (dollars in thousands)
         Revenues:
             Coach Sales                   $542,965   $720,369   $723,720
             Customer Support Business      141,970    182,103    198,568
             Finance                          7,502      8,641      9,439
                                           --------   --------   --------
                                           $692,437   $911,113   $931,727
                                           ========   ========   ========

         Gross profit:
             Coach Sales                   $ 97,569    167,692    155,352
             Customer Support Business       27,022     35,788     40,565
             Finance                          4,384      8,218      8,890
                                           --------   --------   --------
                                           $128,975   $211,698   $204,807
                                           ========   ========   ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 24.  Business and Geographic Data (Continued)

                                                           2000         1999         1998
                                                        ---------    ---------    ---------
                                                               (dollars in thousands)

         Operating income (loss):
             Coach Sales                                $  (5,865)   $  66,992    $  61,354
             Customer Support Business                     (2,200)      10,868       20,110
             Finance                                       (1,599)        (539)       5,105
                                                        ---------    ---------    ---------
                                                        $  (9,664)   $  77,321    $  86,569
                                                        =========    =========    =========

         Depreciation and amortization:
             Coach Sales                                $  22,991    $  18,554    $  19,725
             Customer Support Business                      5,310        4,479        4,189
             Finance                                        2,152        2,059        2,170
                                                        ---------    ---------    ---------
                                                        $  30,453    $  25,092    $  26,084
                                                        =========    =========    =========

         Capital Expenditures
             Coach Sales                                $  11,275    $   8,172    $   8,521
             Customer Support Business                      6,775       19,941        3,207
             Finance                                          145           91           12
                                                        ---------    ---------    ---------
                                                        $  18,195    $  28,204    $  11,740
                                                        =========    =========    =========

         Assets:
             Coach Sales                                $ 530,246    $ 580,047    $ 519,221
             Customer Support Business                    223,554      210,036      196,894
             Finance                                       61,940      101,191       85,640
                                                        ---------    ---------    ---------
                                                        $ 815,740    $ 891,274    $ 801,755
                                                        =========    =========    =========

         Major customers are generally defined as those that individually account for more than 10% of the Company's revenue. For the years ended 2000 and 1999, a single Coach Sales customer accounted for 11.0% and 13.4% of the Company's consolidated revenues. There were no customers that individually accounted for more than 10% of the Company's sales in 1998.


Geographical Data

         The company reports sales to and revenues from unaffiliated customers in different geographical areas on the basis of the location of the customer.

                                        2000       1999       1998
                                      --------   --------   --------
                                           (dollars in thousands)

         Revenues:
             United States            $564,459   $756,644   $770,709
             Canada                     58,315     70,185     79,767
             Mexico                     69,663     84,284     81,251
                                      --------   --------   --------
                                      $692,437    911,113    931,727
                                      ========   ========   ========

         Long-lived assets:
             United States            $308,410   $310,179   $273,686
             Canada                     97,359    107,291     92,395
             Mexico                     30,462     56,499     25,683
                                      --------   --------   --------
                                      $436,231   $473,969   $391,764
                                      ========   ========   ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 25.  Financial Information with Off-Balance Sheet Risk

         As an adjunct to its coach business, the Company has entered into repurchase and first loss agreements with certain companies that provide financing for coaches sold by the Company, pursuant to which the Company agrees to either repurchase coaches from such companies or guarantee the payment of certain obligations of coach owners or operators. The amounts of such repurchase agreements as of December 31, 2000 and 1999 was $15.3 million and $18.6 million, respectively. The Company has other agreements with customers in which the customers have been guaranteed a residual value. The Company has purchased residual value insurance to protect it from future loss of the value of these coaches. Additionally, as a result of certain sales of notes receivable and leases, the Company is obligated to reimburse the purchaser of such notes and leases for any losses as a result of defaults up to $5.6 million and $2.7 million as of December 31, 2000 and 1999, respectively. Losses under existing agreements are not expected to have a material effect on the Company's future financial position or results of operations.


Note 26.  Commitments and Contingencies

         During 1996, the Company completed a research and development project in connection with the development of the E-Series coach, which had been undertaken with the cooperation of the Government of Canada and the Province of Manitoba. Agreements entered into between the parties for this project provided for payment of matching contributions and specified that the contributions may be repayable if, during the first five years following project completion, the ratio of Canadian employees to total employees of the Company falls below 40%. As of December 31, 2000, the total amount of such contributions was $6,891,000 and the Company had met the employee ratio commitment.

         The Company and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at December 31, 2000 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.

         The Company entered into an employment agreement effective January 31, 2000 with C. Roberto Cordaro who was chief executive officer, until his resignation effective February 15, 2001. The Company has agreed to continue to pay Mr. Cordaro his base salary for the two year period ending February 15, 2003 in accordance with its normal periodic pay practices. The cost of Mr. Cordaro's compensation for the two year period ending February 15, 2003 will be charged to expense in the first quarter of 2001.

         Effective February 15, 2001, the Company entered into an agreement with an unaffiliated corporation to provide the Company with the management services of Steven K. Clough and Thomas Sorrells III as Chief Executive Officer and Chief Operating Officer, respectively. The agreement has an initial term of one year and provides for a base consulting fee. An additional fee is payable if the Company attains certain performance goals during fiscal 2001.

         The Company had entered into an employment agreement effective June 16, 1999 with Mr. Gomez Flores, who was chairman of the board, until his death on March 4, 2001. The agreement provided for total annual compensation of $1.5 million, which obligation terminated upon Mr. Gomez Flores death.

         The Company also has employment agreements with certain officers and key members of management. As of December 31, 2000, the aggregate commitment for future salary payments for all employment contracts is approximately $2.5 million.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 27.  MCII Financial Services Acquisition

         In 1997, MCII Financial Services Inc. ("MFS") was formed to provide conditional sales contracts and operating leases to the Company's customers. The Company initially acquired 250,000 shares, or 25%, of voting common stock of MFS and 15,000,000 shares of non-voting preferred stock of MFS for $250,000 and $15,000,000 respectively. The remaining 750,000 shares, or 75%, of the voting common stock were acquired by the indirect controlling shareholders of the Company. In 1998, the Company increased its investment by $7,650,000. In July 2000, the Company acquired the remaining 75% interest in MFS and its wholly owned subsidiaries, MCII Funding Inc. and MCI Acceptance Corp. (together referred to as "MCIFS1") for $750,000. MCIFS1 has been included as a consolidated subsidiary of the Company since the date of acquisition. The Company recognized its share of equity income from MFS, prior to our proportionate share of loss in 2000 from securitization transactions, of $225,000, $695,000 and $210,000 for 2000, 1999 and 1998, respectively.


Note 28.  Guarantor/Non-Guarantor Financial Statements

         In connection with the issuance of the senior subordinated notes due 2009 (the "Notes") (see Notes 2 and 12), certain of the Company's U.S. subsidiaries became guarantors of the Notes. The following tables present condensed consolidating financial information for the MCII Guarantors (U.S. entities), and Non-Guarantors (Non-U.S. entities including Autobuses and MCI, Ltd.). Each of the Guarantors is a direct or indirect wholly owned subsidiary of MCII. The Guarantors will jointly and severally and fully and unconditionally guarantee the Notes of the Company. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of MCII, Guarantors, and Non-Guarantors, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

           Condensed Consolidated Income Statement (Unaudited) -- 2000


                                                                                    Year Ended December 31, 2000
                                                                  ----------------------------------------------------------------
                                                                                               Non-
                                                                      MCII     Guarantors   Guarantors  Eliminations  Consolidated
                                                                   ---------   ----------   ----------   ----------   -----------
                                                                                       (dollars in thousands)

Revenues                                                           $    --      $ 574,962    $ 269,730    $(152,255)    $ 692,437
Cost of sales (exclusive of items shown separately below)               --        451,516      248,922     (152,676)      547,762
Cost of sales inventory valuation charge                                --         15,700         --           --          15,700
Depreciation & amortization expense                                      487       16,958       13,008         --          30,453
Research and development expenses                                       --          6,781        3,691         --          10,472
Tax profit allocation - MCI/MCI Ltd.                                    --         66,067      (66,067)        --            --
Selling, general and marketing expenses                               17,697       55,999       24,018         --          97,714
                                                                   ---------    ---------    ---------    ---------     ---------
Operating income (loss)                                              (18,184)     (38,059)      46,158          421        (9,664)
                                                                   ---------    ---------    ---------    ---------     ---------
Interest expense                                                     (38,939)     (20,934)        (282)        --         (60,155)
Loss on sale of notes receivable through securitizaton                  --         (4,549)        --           --          (4,549)
Foreign currency translation gain (loss)                                 (61)      (1,023)       1,818         --             734
Other expense                                                           --           (545)      (1,207)        --          (1,752)
                                                                   ---------    ---------    ---------    ---------     ---------
                                                                     (39,000)     (27,051)         329         --         (65,722)
                                                                   ---------    ---------    ---------    ---------     ---------

Income (loss) before income taxes                                    (57,184)     (65,110)      46,487          421       (75,386)
Income tax provision (benefit)                                       (23,827)     (22,748)      24,548          --        (22,027)
                                                                   ---------    ---------    ---------    ---------     ---------
Net income (loss)                                                  $ (33,357)   $ (42,362)   $  21,939    $     421     $ (53,359)
                                                                   =========    =========    =========    =========     =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28 - GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

           Condensed Consolidated Income Statement (Unaudited) -- 1999


                                                                                      Year Ended December 31, 1999
                                                                  ----------------------------------------------------------------
                                                                                                 Non-
                                                                      MCII       Guarantors   Guarantors  Eliminations Consolidated
                                                                    ---------     --------     --------    ---------    ---------
                                                                                        (dollars in thousands)
Revenues                                                            $    --      $ 755,297    $ 350,240    $(194,424)   $ 911,113
Cost of sales (exclusive of items shown separately below)                --        565,941      307,006     (194,532)     678,415
Cost of sales inventory valuation charge                                 --         21,000         --           --         21,000
Depreciation & amorization expense                                        270       11,106       13,716         --         25,092
Research and development expenses                                        --          6,753        3,895         --         10,648
Tax profit allocation- MCI/MCI Ltd.                                      --         52,699      (52,699)        --           --
Selling, general and marketing expenses                                (8,636)      71,294       39,147         --        101,805
Curtailment gain, net                                                  (3,168)        --           --           --         (3,168)
                                                                    ---------     --------     --------    ---------    ---------
Operating income                                                       11,534       26,504       39,175          108       77,321
                                                                    ---------     --------     --------    ---------    ---------
Interest (expense) income                                             (25,837)     (18,552)      (2,861)        --        (47,250)
Interest expense pushed down from related party                       (11,601)        --           --           --        (11,601)
Foreign currency translation gain (loss)                                  125       (2,840)      (1,043)        --         (3,758)
Other income (expense)                                                   --         (3,429)       2,990         --           (439)
                                                                    ---------     --------     --------    ---------    ---------
                                                                      (37,313)     (24,821)        (914)        --        (63,048)
                                                                    ---------     --------     --------    ---------    ---------
Income (loss) before income taxes                                     (25,779)       1,683       38,261          108       14,273
Income tax provision (benefit)                                         (4,946)       4,039       (1,029)        --         (1,936)
                                                                    ---------     --------     --------    ---------    ---------
                                                                      (20,833)      (2,356)      39,290          108       16,209
Extraordinary loss                                                     (2,614)        --           --           --         (2,614)
                                                                    ---------     --------     --------    ---------    ---------
Net income (loss)                                                   $ (23,447)   $  (2,356)   $  39,290    $     108    $  13,595
                                                                    =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

           Condensed Consolidated Income Statement (Unaudited) -- 1998


                                                                                      Year Ended December 31, 1998
                                                                   --------------------------------------------------------------
                                                                                               Non-
                                                                      MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                                        (dollars in thousands)
Revenues                                                           $    --      $ 772,022    $ 347,742    $(188,037)   $ 931,727
Cost of sales (exclusive of items shown separately below)               --        613,774      303,179     (190,033)     726,920
Depreciation & amorization expense                                       339       12,074       13,671         --         26,084
Research and development expenses                                       --          5,234        4,488         --          9,722
Business insurance recoveries                                           --         (7,366)      (1,096)        --         (8,462)
Tax profit allocation- MCI/MCI Ltd.                                     --         44,704      (44,704)        --           --
Selling, general and marketing expenses                                8,540       42,054       40,030          270       90,894
                                                                   ---------     --------     --------    ---------    ---------
Operating income (loss)                                               (8,879)      61,548       32,174        1,726       86,569
                                                                   ---------     --------     --------    ---------    ---------
Interest (expense) income                                             (2,498)     (21,464)       1,212         --        (22,750)
Interest expense pushed down from related party                      (25,194)        --           --           --        (25,194)
Gain on equity investment                                              5,000         --           --           --          5,000
Foreign currency translation gain (loss)                                --           --          3,325         --          3,325
Other income (expense)                                                  (340)        (204)          33         --           (511)
                                                                   ---------     --------     --------    ---------    ---------
                                                                     (23,032)     (21,668)       4,570         --        (40,130)
                                                                   ---------     --------     --------    ---------    ---------
Income (loss) before income taxes                                    (31,911)      39,880       36,744        1,726       46,439
Income tax provision (benefit)                                        (3,264)      17,072       17,982         --         31,790
                                                                   ---------     --------     --------    ---------    ---------
Net income (loss)                                                  $ (28,647)    $ 22,808     $ 18,762    $   1,726    $  14,649
                                                                   =========     ========     ========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)


            Condensed Consolidated Balance Sheet (Unaudited) -- 2000


                                                                            December 31, 2000
                                                       --------------------------------------------------------------
                                                                                   Non-
                                                          MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                       ---------    ---------    ---------    ---------    ---------
                                                                          (dollars in thousands)

ASSETS
Current assets:
     Cash and cash equivalents                         $  34,924    $   2,120    $   4,728    $    --      $  41,772
      Trade and other accounts receivable                 11,029       43,405       16,241         --         70,675
      Intercompany receivables (payables)                656,854     (478,855)      31,457     (209,456)        --
      Current portion of notes receivable                   --          4,073       13,620         --         17,693
      Inventories                                           --        168,467       59,226       (1,078)     226,615
      Deferred income taxes                                2,301       12,943          710         --         15,954
      Other current assets                                   571        4,989        1,240         --          6,800
                                                       ---------    ---------    ---------    ---------    ---------
Total current assets                                     705,679     (242,858)     127,222     (210,534)     379,509
      Property plant & equipment                           2,267       64,903       45,780          (31)     112,919
      Notes receivable                                      --         26,468       13,470         --         39,938
      Investments in affiliates                          160,386         --           --       (160,386)        --
      Intangibles assets                                   1,679      139,862       65,142         --        206,683
      Deferred income taxes- non current                  10,225       22,451       15,982         --         48,658
      Other assets                                        18,794        6,913        2,326         --         28,033
                                                       ---------    ---------    ---------    ---------    ---------
Total Assets                                           $ 899,030    $  17,739    $ 269,922    $(370,951)   $ 815,740
                                                       =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
      Accounts payable                                 $   8,368    $  31,994    $  29,507    $    --      $  69,869
      Accrued compensation and other benefits                323        3,926        3,850         --          8,099
      Accrued warranties                                    --         12,708        2,404         --         15,112
      Accrued income taxes                                  --           --         18,490          169       18,659
      Self insurance reserves                              3,021         --           --           --          3,021
      Customer deposits                                     --         45,549        1,778         --         47,327
      Other current liabilities                            9,165        4,989        4,542         --         18,696
                                                       ---------    ---------    ---------    ---------    ---------
Total current liabilities                                 20,877       99,166       60,571          169      180,783
      Long-term debt                                     453,475         --           --           --        453,475
      Pensions and other benefits                         13,947         --          4,507         --         18,454
      Deferred income taxes                                2,541         --          4,248         --          6,789
      Other deferred items & self insurance reserves       5,408       10,729         --           --         16,137
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilites                                         496,248      109,895       69,326          169      675,638
                                                       ---------    ---------    ---------    ---------    ---------
      Common stock and additional capital                623,245      124,612      120,623     (481,884)     386,596
      Accumulated earnings (deficit)                    (220,427)    (216,768)     105,553      111,033     (220,609)
      Accumulated other comprehensive loss                   (36)        --        (25,580)        (269)     (25,885)
                                                       ---------    ---------    ---------    ---------    ---------
Total stockholder's equity                               402,782      (92,156)     200,596     (371,120)     140,102
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholder's equity             $ 899,030    $  17,739    $ 269,922    $(370,951)   $ 815,740
                                                       =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

            Condensed Consolidated Balance Sheet (Unaudited) -- 1999

                                                                            December 31, 1999
                                                       --------------------------------------------------------------
                                                                                   Non-
                                                          MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                       ---------    ---------    ---------    ---------    ---------
                                                                          (dollars in thousands)

ASSETS
Current assets:
     Cash and cash equivalents                         $   4,163    $   2,204    $   9,263    $    --      $  15,630
      Trade and other accounts receivable                  6,782       91,407       32,064         --        130,253
      Intercompany receivables (payables)                758,889     (543,678)      (5,755)    (209,456)        --
      Current portion of notes receivable                   --         16,924        7,175         --         24,099
      Inventories                                           --        163,478       55,105       (1,500)     217,083
      Deferred income taxes                                7,146       16,546        1,797         --         25,489
      Other current assets                                   653        2,920        1,178         --          4,751
                                                       ---------    ---------    ---------    ---------    ---------
Total current assets                                     777,633     (250,199)     100,827     (210,956)     417,305
      Property plant & equipment                           1,161       52,681       56,659          (31)     110,470
      Notes receivable                                      --         54,833       11,760         --         66,593
      Investments in affiliates                          160,388         --           --       (136,568)      23,820
      Intangibles assets                                   1,729      141,374       69,620         --        212,723
      Deferred income taxes- non current                   1,483        2,694       15,798         --         19,975
      Other assets                                        20,811       11,844        7,733         --         40,388
                                                       ---------    ---------    ---------    ---------    ---------
Total Assets                                           $ 963,205    $  13,227    $ 262,397    $(347,555)   $ 891,274
                                                       =========    =========    =========    =========    =========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
      Accounts payable                                 $   2,541    $  48,034    $  39,608    $    --      $  90,183
      Accrued compensation and other benefits              1,195        3,861        4,093         --          9,149
      Accrued warranties                                    --         10,115        3,250         --         13,365
      Accrued income taxes                                 1,084         (183)       3,794         --          4,695
      Self insurance reserves                              3,101         --           --           --          3,101
      Customer deposits                                     --            768          184         --            952
      Other current liabilities                            7,017       11,992       15,820         --         34,829
                                                       ---------    ---------    ---------    ---------    ---------
Total current liabilities                                 14,938       74,587       66,749         --        156,274
      Long-term debt                                     536,534         --           --           --        536,534
      Pensions and other benefits                         12,393         --          4,296         --         16,689
      Deferred income taxes                                  853        4,786        6,254         --         11,893
      Other deferred items & self insurance reserves       6,169        8,598         --           --         14,767
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilites                                         570,887       87,971       77,299         --        736,157
                                                       ---------    ---------    ---------    ---------    ---------
      Common stock and additional capital                578,463       98,456      120,623     (455,729)     341,813
      Accumulated earnings (deficit)                    (186,109)    (173,200)      83,616      108,443     (167,250)
      Accumulated other comprehensive loss                   (36)        --        (19,141)        (269)     (19,446)
Total stockholder's equity                               392,318      (74,744)     185,098     (347,555)     155,117
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholder's equity             $ 963,205    $  13,227    $ 262,397    $(347,555)   $ 891,274
                                                       =========    =========    =========    =========    =========


       MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

       Condensed Consolidated Statement of Cash Flows (Unaudited) -- 2000

                                                                                Year Ended December 31, 2000
                                                              ---------------------------------------------------------------
                                                                                           Non-
                                                                 MCII      Guarantors   Guarantors Eliminations Consolidated
                                                              ---------     --------     --------    ---------    ---------
                                                                                    (dollars in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)                                             $ (33,357)   $ (42,362)   $  21,939    $     421    $ (53,359)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                   487       16,958       13,008         --         30,453
    Deferred income taxes                                        (2,209)     (21,015)      (1,103)        --        (24,327)
    Loss on sale of notes receivable through securitization        --          4,549         --           --          4,549
    Other non-cash interest expense                               3,235         --           --           --          3,235
    Other non-cash items                                           (210)      (1,300)      (1,519)        --         (3,029)
    Non-cash inventory valuation charge                            --         15,700         --           --         15,700
    All other operating activities                               98,666        2,168      (19,028)        (421)      81,385
                                                              ---------     --------     --------    ---------    ---------
Net cash provided by (used in) operating activities              66,612      (25,302)      13,297         --         54,607
                                                              ---------     --------     --------    ---------    ---------
Cash flows provided by (used in) investing activities:
    Capital expenditures                                         (1,671)      (8,674)      (7,850)        --        (18,195)
    Proceeds from sale of property and investments                  153          126           91         --            370
    Net proceeds from sales
         notes receivable through securitization                   --        115,998         --           --        115,998
    Other changes in notes receivable                              --        (71,489)      (8,155)        --        (79,644)
         net of cash received                                      --            338       (1,918)        --         (1,580)
    Investments in assets held for lease                           --        (11,081)        --           --        (11,081)
                                                              ---------     --------     --------    ---------    ---------
Net cash provided by (used in) investing activities              (1,518)      25,218      (17,832)        --          5,868
Cash flows provided by (used in) financing activities         ---------     --------     --------    ---------    ---------
    Payment of term B loan principal                            (83,279)        --           --           --        (83,279)
    Debt issuance costs                                          (1,050)        --           --           --         (1,050)
    Capital investment, net of transaction costs                 49,996         --           --           --         49,996
                                                              ---------     --------     --------    ---------    ---------
Net cash provided by (used in) financing activities             (34,333)        --           --           --        (34,333)
                                                              ---------     --------     --------    ---------    ---------
Net increase (decrease) in cash                                  30,761          (84)      (4,535)        --         26,142
Cash and cash equivalents at beginning of period                  4,163        2,204        9,263         --         15,630
                                                              ---------     --------     --------    ---------    ---------
Cash and cash equivalents at end of period                    $  34,924     $  2,120     $  4,728    $    --      $  41,772
                                                              =========     ========     ========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 28- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

       Condensed Consolidated Statement of Cash Flows (Unaudited) -- 1999

                                                                                  Year Ended December 31, 1999
                                                                 ---------------------------------------------------------------
                                                                                             Non-
                                                                    MCII      Guarantors  Guarantors   Eliminations Consolidated
                                                                 ---------    ---------    ---------    ---------    ----------
                                                                                       (dollars in thousands)



Cash flows provided by (used in) operating activities:
Net income (loss)                                                $ (23,447)   $  (2,356)   $  39,290    $     108    $  13,595
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
     Depreciation and amortization                                     270       11,106       13,716         --         25,092
     Deferred income taxes                                          (1,678)         400      (17,795)        --        (19,073)
     Extraordinary loss on early retirement of debt                  4,182         --           --           --          4,182
     Other non-cash interest expense                                 6,543         --           --           --          6,543
     Other non-cash items                                            2,278       (1,693)      (2,946)        --         (2,361)
     Non-cash inventory valuation charge                              --         21,000         --           --         21,000
     Net curtailment gain                                           (3,168)        --           --           --         (3,168)
     All other operating activities                                (34,086)      (7,972)     (26,848)        (108)     (69,014)
                                                                 ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) operating activities                (49,106)      20,485        5,417         --        (23,204)
                                                                 ---------    ---------    ---------    ---------    ---------
Cash flows provided by (used in) investing activities
     Capital expenditures                                             (848)     (23,221)      (4,135)        --        (28,204)
     Proceeds from sale of property and investments                   --         18,570           59         --         18,629
     Change in notes receivable                                       --        (29,306)        --           --        (29,306)
     Investments in assets held for lease                             --         (9,543)        --           --         (9,543)
     Other                                                            --           (467)         774         --            307
                                                                 ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) investing activities                   (848)     (43,967)      (3,302)        --        (48,117)
                                                                 ---------    ---------    ---------    ---------    ---------
Cash flows provided by (used in) financing activites
     Proceeds from issuance of term B loans                        333,000         --           --           --        333,000
     Proceeds from issuance of 11- 1/4% senior sub notes           150,080         --           --           --        150,080
     Payment of term B loan principal                               (1,665)        --           --           --         (1,665)
     Payment of 9.02% senior notes                                (105,321)        --           --           --       (105,321)
     Payment of senior secured discount notes                     (206,500)        --           --           --       (206,500)
     Payment of debt issuance costs                                (22,503)        --           --           --        (22,503)
     Payment of parent company senior notes                        (35,574)        --           --           --        (35,574)
     Net change in other long-term borrowings                      (22,371)        --           --           --        (22,371
     Net change in related party receivables, payables             (45,597)      13,318        9,487         --        (22,792)
     Dividends paid to parent company                              (71,751)        --           --           --        (71,751)
     Net change in bank credit facilities                          (82,000)        --         (8,594)        --        (90,594)
     Capital investment, net of transaction costs                  158,904         --           --           --        158,904
                                                                 ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities                 48,702       13,318          893         --         62,913
                                                                 ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash                                     (1,252)     (10,164)       3,008         --         (8,408)
Cash and cash equivalents at beginning of period                     5,415       12,368        6,255         --         24,038
                                                                 ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                       $   4,163    $   2,204    $   9,263    $    --      $  15,630
                                                                 =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 28- GUARANTOR CONDENSED FINANCIAL STATEMENTS (CONTINUED)

       Condensed Consolidated Statement of Cash Flows (Unaudited) -- 1998

                                                                         Year Ended December 31, 1998
                                                         ------------------------------------------------------------
                                                                                   Non-
                                                           MCII     Guarantors  Guarantors Eliminations  Consolidated
                                                         --------    --------    --------   ----------    ----------
                                                                           (dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)                                        $(28,647)   $ 22,808    $ 18,762    $  1,726      $ 14,649
Adjustments to reconcile net income to net cash
  provided by (used in) operations:
     Depreciation and amortization                            339      12,074      13,671        --          26,084
     Deferred income taxes                                    (85)     (6,288)      1,619        --          (4,754)
         down from related party                           25,194        --          --          --          25,194
     Other non-cash interest expense                        1,689        --          --          --           1,689
     Gain on sale of property and notes receivable           --        (1,188)       --          --          (1,188)
     Gain on sale of equity investment                     (5,000)       --          --          --          (5,000)
     Other non-cash items                                     137       5,272         241        --           5,650
     All other operating activities                         3,152     (43,048)     53,030      (1,726)       11,408
                                                         --------    --------    --------    --------      --------
Net cash provided by (used in) operating activities        (3,221)    (10,370)     87,323        --          73,732
                                                         --------    --------    --------    --------      --------
Cash flows provided by (used in) investing activities
     Capital expenditures                                     (75)     (7,270)     (4,395)       --         (11,740)
     Proceeds from sale of property and investments          --           906         341        --           1,247
     Change in notes receivable                              --          (195)        957        --             762
     Investment in business                                (7,860)       --          --          --          (7,860)
     Investments in assets held for lease                    --        (4,279)       --          --          (4,279)
     Investment in affiliate                                5,000        --          --          --           5,000
     Other                                                   --         2,187        --          --           2,187
                                                         --------    --------    --------    --------      --------
Net cash provided by (used in) investing activities        (2,935)     (8,651)     (3,097)       --         (14,683)
                                                         --------    --------    --------    --------      --------
Cash flows provided by (used in) financing activities
     Net change in long-term borrowings                   (25,000)       (148)    (12,425)       --         (37,573)
     Net change in credit facility                          2,000        --        (9,935)       --          (7,935)
     Net change in related party receivables/payables      29,053      29,705     (58,758)       --            --
     Dividends paid to parent company                      (3,500)       --          --          --          (3,500)

Net cash provided by (used in) financing activities         2,553      29,557     (81,118)       --         (49,008)
                                                         --------    --------    --------    --------      --------
Net increase (decrease) in cash                            (3,603)     10,536       3,108        --          10,041
Cash and cash equivalents at beginning of period            9,018       1,832       3,147        --          13,997
                                                         --------    --------    --------    --------      --------
Cash and cash equivalents at end of period               $  5,415    $ 12,368    $  6,255    $   --        $ 24,038
                                                         ========    ========    ========    ========      ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 29.  Subsequent Event

         Subsequent to December 31, 2000, the Company, Parent Company, Grupo Dina, JLL Fund III and others entered into a Settlement Agreement and Release, dated April 24, 2001 (the "Settlement Agreement"), pursuant to which, among other things, the parties settled certain disputes between them. Pursuant to the Settlement Agreement the parties terminated the Master Purchase and Supply Agreement, dated as of June 16, 1999, pursuant to which affiliates of Dina were providing parts and other supplies to the Company. In addition, the Company paid to Grupo Dina $1.6 million, primarily for assets and services provided by Grupo Dina, which funds, along with approximately $250,000 due to the Company's former Chairman, Rafael Gomez Flores, were placed in escrow as security for Grupo Dina's obligation to transfer certain parcels of land to the Company or one of its affiliates. In connection with such Settlement, Parent Company issued additional shares to JLL Fund III and cancelled a like number of shares held by Grupo Dina. The Settlement Agreement further provided for a mutual release of all claims arising out of the operation and ownership of the Parent Company and the Company, subject to certain specified exceptions.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         The information required herein is incorporated by reference to the Company's Form 8-K reports dated October 8, 1999, November 8, 1999 and March 1, 2000.


                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The following table sets forth certain information about our directors and executive officers and their ages as of April 15, 2001. Pursuant to the terms of a stockholders agreement, the board is to be comprised of one representatives from Grupo Dina, the Chief Executive Officer of the Company, and five representatives from JLL Fund III. Currently, there are five directors serving on the board.

                     Name            Age                              Position
        ------------------------    ----    ---------------------------------------------------------------
       Stephen K. Clough             48     Chief Executive Officer
       Thomas Sorrells III           36     Chief Operating Officer
       Horst O. Sieben               63     Chief Financial Officer
       Pedro Ferro                   42     Executive Vice President - Sales, Marketing and Distribution
       Mario Gonzalez                48     Executive Vice President - Operations
       Allan D. Swanson              41     Vice President and Corporate Controller
       William M. Murray             50     Vice President, Finance, and Treasurer
       Gregory Berg                  37     Vice President - Sales
       Timothy J. Nalepka            45     Vice President, General Counsel, and Secretary
       Peter Palladino               51     Vice President -Major Accounts/Private Sector
       Gamaliel Garcia Cortes        47     Director
       Paul S. Levy                  53     Director
       Jeffrey C. Lightcap           42     Director
       Ramsey Frank                  40     Director
       Dean C. Kehler                44     Director
       Francisco J. Rodriguez        29     Director


         Stephen K. Clough. Mr. Clough was named Chief Executive Officer of the Company on February 15, 2001, upon the resignation of Roberto Cordaro. Mr. Clough was appointed President and Chief Executive Officer and was elected to the Board of Directors of Fairfield Manufacturing Company, Inc. in August of 1998. Prior to his appointment, Mr. Clough was employed by Kaydon Corporation, where he served at the President and Chief Executive Officer from June 1996 to June 1998 and the President and Chief Operating Officer from September 1989 to June 1996.

         Thomas Sorrells III. Mr. Sorrells was named Chief Operating Officer of the Company on February 15, 2001. He has been Vice President of Business Development of Fairfield Manufacturing Company, Inc. since March 2000. Prior to his present position, Mr. Sorrells was Vice President of Business Development of Lancer Industries from November 1999 to February 2000. Prior to that, he was President of Kaydon Fluid Power, a division of Kaydon Corporation, from September 1995 to November 1999.

         Horst O. Sieben. Mr. Sieben became Chief Financial Officer on June 16, 1999. During the preceding twelve years, he served as Chief Financial Officer of a number of portfolio companies controlled by Joseph, Littlejohn & Levy, Inc.(" JLL"). From 1994 through May 1997, Mr. Sieben was Senior Vice President and Chief Financial Officer of Foodbrands America Inc. (formerly Doskocil Inc.), and after the sale of Foodbrands he assumed the same position at Freedom Chemical Company, where he served until it was sold in March 1998. From April 1998 through June 1999 he served as financial consultant to JLL and others.

         Pedro Ferro. Mr. Ferro was appointed Executive Vice President - Sales, Marketing, and Distribution in November 2000. From February 2000 to November 2000, he was Vice President and General Manager, Customer Support Business. Prior to joining the Company, Mr. Ferro held the position of Director of Marketing, Federal with Dell Computer Corporation from June 1999 to February 2000. From 1985 through June of 1999, Mr. Ferro held several management positions with Cummins Engine Co., most recently serving as Vice President, Automotive Information Business from 1995 through June 1999.

         Mario Gonzalez. Mr. Gonzalez was appointed Executive Vice President - Operations in November 2000. He previously served as Chief Operating Officer, and prior to that was Vice President of Plant Operations since September of 1996. From April 1995 to September 1996, Mr. Gonzalez was appointed Vice President of Plant Operations for Grupo Dina. From October 1994 to April 1995, Mr. Gonzalez was employed as a consultant for Grupo Dina. Prior to October 1994, Mr. Gonzalez was a consultant to a company in the manufacturing industry.

         Allan D. Swanson. Mr. Swanson was appointed Vice President and Corporate Controller in September 2000. Prior to joining the Company, he was with Specialty Foods Corporation for 6 years, serving as Vice President, Corporate Controller, then Executive Vice President and CFO of Specialty Foods' largest operating subsidiary, Metz Baking Company. From 1981 to 1994 he was with PriceWaterhouseCoopers LLP.

         William M. Murray. Mr. Murray was appointed Vice President, Finance and Treasurer in February 2000. Prior to joining the Company, Mr. Murray was Vice President and Treasurer of the Beloit Corporation from 1998 through February 2000, and was Treasurer of the Fuller Company from 1985 through 1997.

         Gregory Berg. Mr. Berg was appointed Vice President - Sales and General Manager - MCI Financial Services in November of 2000. He previously was Vice President & General Manager of MCI Financial Services since January of 2000. Prior to joining MCII, Mr. Berg served as a Division Vice President for Conseco Inc. He started his finance career with GE Capital. He held various finance, credit and marketing positions with GE Capital over a span of eight years.

         Timothy J. Nalepka. Mr. Nalepka has been the Vice President, Secretary and General Counsel since November 1998. Previously, Mr. Nalepka, who joined
MCII in January 1997, served as senior counsel. Prior to joining MCII, Mr. Nalepka was employed from 1989 to 1996 as senior counsel for Sears, Roebuck and Co.

         Peter Palladino. Mr. Palladino was named Vice President, Major Accounts, Private Sector in November 2000. Previously, he was the Vice President of Marketing since February 2000. Before joining the Company, Mr. Palladino held several positions of increasing responsibility with Cummins Engine Co. since 1969. Most recently, Mr. Palladino held the positions of Executive Director of the Truck OEM Business since 1997 and General Manager of the OEM Business from 1994 through 1997.

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

         Paul S. Levy. Mr. Levy was appointed a director on June 16, 1999. Mr. Levy has been a Senior Managing Director of JLL since its formation in May 1988. Mr. Levy serves on the boards of directors of Hayes Lemmerz International Inc., Builders FirstSource, Inc., Lancer Industries, Inc., AdvancePCS, Fairfield Manufacturing Company, Inc., IASIS Healthcare Corp. and New World Pasta Company.

         Jeffrey C. Lightcap. Mr. Lightcap was appointed a director on June 16, 1999. Mr. Lightcap is a Senior Managing Director of JLL, which he joined in 1997. From 1993 to 1997, he was a Managing Director and head of leveraged buyout firm coverage for the mergers and acquisitions group at Merrill Lynch & Co., Inc. Mr. Lightcap serves on the boards of directors of Hayes Lemmerz International Inc., IASIS Healthcare Corp. and New World Pasta Company.

         Ramsey Frank. Mr. Frank was appointed a director on April 30, 2001. Mr. Frank is a Senior Managing Director of JLL, which he joined in 1999. From 1993 to 1999, Mr. Frank was a Managing Director of Donaldson, Lufkin & Jenrette, where he headed the restructuring group and was a senior member of the leveraged finance group. Mr. Frank serves on the boards of IASIS Healthcare Corporation. and AdvancePCS.

         Dean C. Kehler. Mr. Kehler is a Managing Director of CIBC World Markets in New York and is a member of the Executive Board, U.S. Management Committee and the Investment Committee of CIBC World Markets. He was a founding partner and Managing Director of The Argosy Group L.P., which was acquired by CIBC in August 1995. Mr. Kehler previously worked as an investment banker at Drexel Burnham Lambert Incorporated and Lehman Brothers Kuhn Loeb Incorporated.

         Francisco J. Rodriguez. Mr. Rodriguez was appointed as a director on June 16, 1999. Mr. Rodriguez is a Vice President of JLL, which he joined in 1995. He was formerly a member of the Merchant Banking Group of Donaldson, Lufkin and Jenrette, which he joined in 1992. Mr. Rodriguez serves on the board of directors of IASIS Healthcare Corp.

         Rafael Gomez Flores. Mr. Gomez Flores died on March 4, 2001. Prior to his death, he had been Chairman of the Company, and Chairman and President of Grupo Dina and the holding company of Grupo Dina, Grupo Empresarial G, for the past ten years. Mr. Gomez Flores maintained full executive and board member responsibilities with Grupo Dina and maintained board member responsibilities with MCII. Mr. Gomez Flores was a director of Grupo Empresarial G's other companies, including Grupo MIAs, the second largest commercial flour manufacturer in Mexico, and Grupo Immobiliario G, a real estate development company engaged in the construction and sale of housing units, office buildings, commercial malls, hotels, sports clubs, and industrial complexes. Prior to his activities at the Grupo Empresarial G and its subsidiaries, Mr. Gomez Flores was Chairman and Chief Executive of Arrendadora Financiera Dina, a lease finance company.

                         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid or accrued by us during the fiscal years ended December 31, 2000 and 1999, to our chief executive officers and the next four most highly compensated executive officers who were serving as executive officers of the Company, or who would have been included had they been serving as an executive officer, as of the end of the respective fiscal year.


                           Summary Compensation Table


                                                                  Annual Compensation      Restricted
                                                               --------------------------     Stock         All Other
Name and Principal Position                            Year    Salary ($)     Bonus ($)     Award ($)     Compensation
-----------------------------------                   ------  -----------    -----------  ------------  ----------------
Rafael Gomez Flores, Chairman of the Board             2000     1,523,103 (1)     --           --                   --
                                                       1999     1,196,953         --           --                  4,468

C. Roberto Cordaro, Former Chief Executive Officer     2000       542,308         --           100,000             2,487

James P. Bernacchi, Former Chief Executive Officer     2000       269,711         --           --                569,603  (2)
                                                       1999       346,188        200,000       --                 61,929

Horst O. Sieben, Chief Financial Officer               2000       325,000        180,000       --                  4,875

Mario Gonzalez, Executive Vice President-Operations    2000       252,045        136,160       --                   --
                                                       1999       176,934        152,375       --                 55,570

Alexander C. Baker , Former Vice President,            2000        60,577         25,000       --                232,920  (3)
      Sales and Marketing                              1999       172,154        105,600       --                    372

Harold Zuschlag, Vice President, Customer Care         1999       174,198        130,000       --                 18,229

(1)  Includes $715,411 of Mr. Gomez Flores' salary allocated to Parent Company.
(2) Includes $506,250 of severance and unpaid vacation and a supplemental retirement plan distribution of $63,353.
(3)  Includes $200,046 of severance and unpaid vacation.


Benefit Plans

         We sponsor various retirement plans for most full-time employees, with benefits generally based on years of service and employees' compensation. For executive employees, we have had a supplemental employee retirement plan and executive incentive compensation plan. For detailed information regarding pension costs, benefit obligations, plan assets and other related information, please see Notes 16, 17 and 18 in the notes to our consolidated financial statements included in Form 10-K.

Compensation of Directors

         Directors who are not our employees are not compensated for serving on the board. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the board.

Employment Agreements

         We entered into an employment agreement effective June 16, 1999 with Mr. Gomez Flores, who was chairman of the board until his death on March 4, 2001. The agreement provided for total annual compensation of $1.5 million, which obligation terminated upon Mr. Gomez Flores' death.

         We entered into an employment agreement effective January 31, 2000, with C. Roberto Cordaro, who was chief executive officer until his resignation effective February 15, 2001. The Company has agreed to pay Mr. Cordaro his base salary for two years in accordance with its normal periodic pay practices.

         The Company also has employment agreements with certain officers. As of December 31, 2000, the aggregate commitment for future salary payments for all employment contracts is approximately $2.5 million.

         Effective February 15, 2001, we entered into an agreement with an unaffiliated corporation to provide us the management services of Steven K. Clough and Thomas Sorrells III as Chief Executive Officer and Chief Operating Officer, respectively. The agreement has an initial term of one year and provides for a base consulting fee. An additional fee is payable if the Company attains certain performance goals during fiscal 2001.

Management Options

         Certain key senior executives the Company, including its former chairman, Mr. Gomez Flores, either have been or will be allocated options to purchase Parent Company's common stock. The options that were granted concurrently with the consummation of the Transactions represented approximately 20% of the fully-diluted equity value of Parent Company with an exercise price equivalent to the value per share at which the equity investors invested in Parent Company. The grant was designed as an incentive to selected employees and directors to acquire a proprietary interest in Parent Company, to continue to perform services for Parent Company, to increase their efforts on behalf of Parent Company and to promote the success of the business. The stock options vest ratably, commencing on the first anniversary of grant and annually thereafter until the fifth anniversary of grant. The following options had been granted to the named executive officers as of March 15, 2001.

                        Option Grants in Last Fiscal Year

                                                                                                Potential realizable
                                                                                               value at assumed annual
                                                                                                rates of stock price
                                                                                                  appreciation for
                                                                                                     option term
                                                                                              --------------------------
                              Number of         Percent of
                              securities          total         Exercise
                              underlying       options/SARS       Price        Expiration         5%            10%
                               Options          granted to       ($/Sh)           Date            ($)           ($)
Name                         granted (#)       employees in
                                               fiscal year
   (a)                           (b)               (c)             (d)            (e)             (f)           (g)
-------------------------   ---------------   ---------------  ------------   -------------   ------------  ------------
Rafael Gomez Flores (1)            214,285               --      $ 204.918       6/16/09 (1)   27,615,337    69,981,624
C. Roberto Cordaro (2)              31,254             2,440     $ 204.918       2/14/02 (2)      141,528       289,984
Horst O. Sieben                      5,984             2,440     $ 204.918       1/31/10        1,085,618     2,751,127
Mario Gonzalez                       5,984             2,440     $ 204.918       1/31/10        1,085,618     2,751,127


(1) Mr. Gomez Flores was granted an option to purchase 214,285 shares of Parent Company's common stock at a price of $204.918 per share. As a result of Mr. Gomez Flores' death, his option to purchase the 214,285 shares vested immediately and his representative has the right to exercise the option in full at any time prior to June 16, 2009.

(2) As a result of his resignation, Mr. Cordaro has until February 14, 2002 in which to exercise his option to purchase 6,738.8 shares. Mr. Cordaro's option to purchase the remaining 26,955.2 shares terminated upon his resignation.

     ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         MCII Holdings (USA), Inc., through its wholly owned subsidiary MCII Holdings, Inc., owns all of the issued and outstanding stock of MCII. The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding stock of MCII Holdings (USA), Inc. as of April 30, 2001.

         For descriptions of certain voting and other arrangements among such holders, see "Certain Transactions; Relationship with Grupo Dina" following in this report on Form 10-K.

                              Number of Shares     Percentage     Number of Shares       Total           Total
                                     of                of                Of            Number of       Percentage
                                   Voting            Voting          Non-Voting        Shares of           of
Beneficial Owner                Common Stock      Common Stock      Common Stock      Common Stock    Common Stock
----------------------------  ------------------  --------------  -----------------  --------------- ---------------
                                                      Beneficial Ownership (a)
JLL Fund III (b)
450 Lexington Avenue
Suite 3350
New York, New York 10017             928,120.18         60.92 %          --              928,120.18          57.55%

Consorcio G Grupo Dina,
S.A. de C.V.(c)
Tlacoquemecatl 41
Colonia Del Valle
03100, Mexico D.F., Mexico           516,535.00          33.90%          --              516,535.00          32.03%

CIBC(d)
161 Bay Street,
PP Box 500,
M51258, Toronto, Canada               65,776.98           4.32%          89,204.12       154,981.10           9.61%

Rafael Gomez Flores (c)(e)           516,535.00          33.90%          --              516,535.00          32.03%

C. Roberto Cordaro (f)                 7,226.85           0.47%          --                7,226.85           0.45%

Paul S. Levy (b)                     928,120.18          60.92%          --              928,120.18          57.55%

Jeffrey C. Lightcap (b)              928,120.18          60.92%          --              928,120.18          57.55%

Ramsey Frank (b)                     928,120.18          60.92%          --              928,120.18          57.55%

Frank Rodriguez (b)                  928,120.18          60.92%          --              928,120.18          57.55%

All directors and
executive
officers  as a group               1,523,555.36            100%          --            1,612,759.48            100%
(18 persons) (e)


--------------------

(a) "Beneficial ownership" generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned.

(b) Includes warrants to purchase 122,162.71 shares of common stock which, together with the warrants issued to the other equity investors, represent 8.84% of the fully diluted common stock of MCII Holdings (USA), Inc. Messrs. Levy, Lightcap, Frank and Rodriguez are all associated with JLL Fund III, which owns 57.55% of the total common stock, 60.92% of the voting common stock, of MCII Holdings (USA), Inc. Mr. Rodriguez disclaims any beneficial ownership of such common stock. Messrs. Levy and Lightcap are general partners of JLL Associates III, LLC, the general partner of JLL Fund III, and, as a result, each of them may be deemed to beneficially own all of the shares of common stock held directly or indirectly by JLL Fund
     III. Includes 11,339.50 shares of common stock and warrants to purchase 2,285.69 shares of common stock owned by Coaches, LLC, an entity controlled by JLL. Coaches' members include certain executive officers of the Company.






     Pursuant to the Coaches operating agreement, the members have granted an irrevocable proxy to JLL and are prohibited from transferring their interests in Coaches to any entity or individual, other than Coaches, without the prior written consent of JLL. Messrs. Levy and Lightcap are Managers of Coaches and as a result of such may be deemed to beneficially own all of the securities owned by Coaches.

(c) Includes Mr. Gomez Flores options to purchase 214,285 shares, which vested upon his death on March 4, 2001. Based upon information available as of December 31, 2000, Grupo Empresarial G, S.A. de C.V., a Mexican corporation, is the only person known to Grupo Dina to be the beneficial owner of more than 5% of Grupo Dina. Grupo Empresarial owns 127,912,420 shares, or 62.8%, of Grupo Dina's common stock. Grupo Empresarial is a holding company owned by Mr. Rafael Gomez Flores' representatives and the following members of his family: O. Raymundo Gomez Flores, Armando Gomez Flores, Alfonso Miguel Gomez Flores, and Guillermo Gomez Flores. Since each of the named members of the Gomez Flores family has voting power or shares voting power and/or investment power over the shares owned of record by Grupo Empresarial, each such family member may be deemed to be the beneficial owner of all 127,912,420 shares of Grupo Dina owned by Grupo Empresarial. In addition, Mr. Rafael Gomez Flores' representatives and each of the foregoing named family members each individually own approximately 1,666,300 shares, or 0.8%, of Grupo Dina's common stock.

(d) Andrew R. Heyer, Jay R. Bloom and Dean C. Kehler, who are employees of an affiliate of CIBC, have shared power to vote and dispose of the shares of common stock reported in the table. The business address of Messrs. Heyer, Bloom and Kehler is 425 Lexington Avenue, 7th Floor, New York, New York 10017. Share amounts include warrants to purchase 20,408.56 shares of nonvoting common stock, which for calculation purposes are assumed to be converted to voting common stock to the maximum level currently permissible under regulatory requirements and the terms of such warrants. Together with the warrants issued to JLL, such warrants represent 8.84% of the fully diluted common stock of MCII Holdings.

(e) Mr. Rafael Gomez Flores' estate may be deemed to beneficially own 32.03% of MCII Holdings (USA), Inc. total common stock, 33.90% of the voting common stock (see footnote (c) above), and each of Messrs. Levy and Lightcap may be deemed to beneficially own 57.55% of MCII Holdings (USA), Inc. total common stock, 60.92% of the voting common stock (see footnote (b) above).

(f) Restricted shares subject to the Stockholders Agreement (see "Certain Transactions; Relationship with Grupo Dina") and the Employment Agreement dated January 31, 2000 between Mr. Cordaro and MCII.


MCII Holdings (USA), Inc. Equity Structure

         MCII is an indirect, wholly owned subsidiary of MCII Holdings (USA), Inc. MCII Holdings (USA), Inc has authorized two classes of common stock, a voting and nonvoting class. The voting common stock has one vote per share for the election of directors and all other corporate matters. Except as provided by law, the nonvoting common stock will have no vote on any matter and will not be included in determining the number of shares voting or entitled to vote. Each holder of nonvoting common stock is entitled to convert any or all of its nonvoting shares into an equal number of voting common stock, unless as a result of such conversion, such holder or its affiliates would own a greater quantity of securities than it is permitted to own under any law, regulation order, rule or other requirement of any governmental authority. The stockholders' agreement for MCII Holdings (USA), Inc. contains certain provisions relating to the governance of MCII and restrictions on, and rights in the event of, the transfer of MCII Holdings (USA), Inc. common stock. See "Certain Transactions; Relationship with Grupo Dina-Stockholders Agreement."

Management Options

         Pursuant to the investment agreement, certain key executives of MCII may be granted stock options to purchase up to 285,714 shares of MCII Holdings' common stock. See "Executive Compensation--Management Options."


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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               CERTAIN TRANSACTIONS; RELATIONSHIP WITH GRUPO DINA

General

         Prior to the consummation of the Financial Restructuring and Reorganization Transactions ("Transactions"), we and Autobuses were indirect wholly owned subsidiaries of Grupo Dina. Grupo Dina is a manufacturer of trucks and is listed on the Bolsa Mexicana de Valores, Mexican Stock Exchange, and the New York Stock Exchange. In the ordinary course of business, we and Autobuses have routinely made purchases and sales of goods and services from Grupo Dina and other affiliated companies. For more information about these historical transactions, see Note 23 to our consolidated financial statements.

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

         In connection with the Transactions, in 1999 we made a final distribution to Grupo Dina of approximately $71.4 million.


Asset Transfers

         Concurrent with the consummation of the Transactions, Grupo Dina made certain transfers of its assets and subsidiaries in order to concentrate its core coach business assets at or under us. Specifically:

          o MCII Holdings transferred its Dina Autobuses, S.A. de C.V. subsidiary to us and Autobuses then became our subsidiary. The financial position and results of Autobuses and us are set forth in the consolidated financial statements included elsewhere in this Form 10-K.

          o    MCII   Holdings   transferred   its   Mexicana  de   Manufacturas
               Especiales, S.A. de C.V., subsidiary to Grupo Dina.

          o Autobuses transferred the following immaterial subsidiaries to Grupo Dina, Autopartes Hidalguenses, S.A. de C.V. and Carroceria Sahagun, S.A. de C.V. Carroceria Sahagun was a dormant company with virtually no operations or assets. As at and during the year ended December 31, 1998, Autopartes had revenues, excluding intercompany, operating loss and total assets of approximately $3.7 million, ($0.5 million) and $3.6 million, respectively.

          o Autobuses exchanged certain of its unimproved property in Mexico for unimproved property and two facilities of a Grupo Dina subsidiary.

          o Autobuses transferred to Grupo Dina a group of 240 transit buses that are leased to a company affiliated with Grupo Dina, together with the related lease rights. As at and during the year ended December 31, 1998, Autobuses' financial statements reflected revenues, operating income and net book value of approximately
               $1.5 million, $0.3 million and $3.0 million, respectively, relating to these leased transit buses.

          o We transferred our Universal Coach Parts Mexico, S.A. de C.V. subsidiary to Grupo Dina and canceled a $7.3 million receivable. As at and during the year ended December 31, 1998, UCP Mexico had revenues, excluding intercompany, operating income and total assets of $17.4 million, $0.6 million and $9.9 million, respectively.

         In addition, Autobuses canceled certain intercompany advances due from Grupo Dina of approximately $115.0 million which had been previously charged against equity on Autobuses' financial statements.


License Agreements

         In connection with the Transactions, MCII Holdings licensed from Grupo Dina certain trademarks, trade names and service marks with respect to the name "Dina" and certain patents used by Grupo Dina for a perpetual term which is exclusive and royalty-free in the United States, Mexico, Canada, Argentina and Brazil. The license was amended to expire on the earlier of (i) the failure of the Company to manufacture at least 25 coaches using the Dina name, (ii) failure by the Company to use the name in any six month period and (iii) April 24, 2011


Omnibus Agreement

         St. Matthews Facility

         In connection with the Transactions, one of our Canadian subsidiaries entered into a sale-leaseback transaction with Grupo Dina for certain tooling and equipment located at the manufacturing facility of Motor Coach Industries Limited, a wholly owned subsidiary of ours, at St. Matthews Avenue, Winnipeg, Manitoba. The purchase price and lease payment were for nominal amounts and the estimated market value of the tooling and equipment is between $2 million and $4 million. We will lease the tooling and equipment for a period of up to three years and prior to the expiration of such lease, we will transfer the manufacturing operations at this facility to a wholly-owned subsidiary of Grupo Dina, who will then manufacture parts for us at this facility. Pursuant to the Settlement Grupo Dina acknowledged that it had not yet acquired such equipment and waived its rights to do so.

         Latin American Rights

         In the event MCII Holdings determines (i) not to manufacture, distribute or sell its products in any country in Latin America and (ii) that the business should be conducted by a third party, it will offer to Grupo Dina the right to manufacture, distribute, and sell MCII Holdings' products in such country to the extent permitted by law.

         Dina Distribution Rights

         In addition, MCII Holdings has a right of first refusal to distribute any of Grupo Dina's body-on-chassis bus products in the United States and Canada that are not distributed by Grupo Dina itself. The rights are on terms and conditions no less favorable to MCII Holdings and MCII than any other distribution rights granted by Grupo Dina with respect to its products. In connection with the Settlement, these rights were terminated.

         MME Investment

         The equity investors have the right to purchase 20%, and under certain conditions up to 50%, of Mexicana de Manufacturas Especiales, S.A. de C.V., for a price and other terms that are mutually agreeable to the parties.


MCII Financial Services Inc.

         In 1997, MCII and Mr. Gomez Flores and members of his family formed MCII Financial Services Inc., a coach finance company. MCII acquired 25% of the voting common stock and 15,000,000 shares of non-voting preferred stock for $250,000 and $15,000,000 respectively. The remaining 75% of the voting common stock were acquired by the Gomez Flores family members. In 1998, MCII increased its investment by $7,650,000. Financial Services operated independently from MCII and provides conditional sales contracts and operating leases to MCII's customers. Financial Services was created to provide attractive financing alternatives to our coach customers. As an independent company, Financial Services was expected to have better access to funding on competitive terms.

         In July 2000, we acquired the remaining 75% interest in Financial Services Inc. for $750,000 and Financial Services has been included as a consolidated subsidiary of the Company since the date of acquisition.


Stockholders Agreement

         In connection with the Transactions, Grupo Dina and the equity investors entered into a stockholders agreement governing their ownership of MCII Holdings. The following is a summary of the material terms included in the stockholders agreement, as amended. Such agreement was amended and restated in connection with the Settlement. The parties have agreed to modify certain provisions of the stockholders agreement in the event of an initial public offering.

          o The stockholders agreement provides that the board of directors will have seven members, composed of three representatives of Grupo Dina, the CEO of MCII Holdings, and four representatives of JLL Fund III.

          o Subject to certain exceptions, no stockholder other than JLL Fund III may transfer any of its shares prior to June 16, 2006.

          o Certain extraordinary transactions must be approved by the representatives of Grupo Dina.

          o Following an initial public offering, the stockholders are entitled to an unlimited number of "piggyback registrations," which allow them to include shares of common stock held by them in certain registrations of common shares by MCII Holdings.

          o All parties to the stockholders agreement have a right to participate proportionately in any sale by JLL Fund III or CIBC of MCII Holdings' common stock.

          o Grupo Dina entered into certain non-competition agreements with MCII Holdings and its subsidiaries, including MCII, upon any sale of MCII Holdings.

          o Prior to an initial public offering, the stockholders have the right to participate on a pro rata basis in any future private offerings of common stock.

          o Grupo Dina has a right of first offer to purchase the shares held by the equity investors in any permitted sale by JLL Fund III of all of its shares.

                                     PART IV

Item 14.   Exhibits and Financial Statement Schedules

    (a) Exhibits

  Exhibit
  Number                              Description
-----------    -----------------------------------------------------------------

     1.1* Purchase Agreement dated June 14, 1999 among Transportation Manufacturing Operations, Inc., the subsidiary guarantors, CIBC World Market Corp. and Merrill Lynch, Pierce, Fenner, & Smith Incorporated. (1.)

     2.1* Investment Agreement dated June 11, 1999 among Joseph Littlejohn & Levy Fund III L.P., CIBC WG Argosy Merchant Fund 2, L.L.C., Co-Investment Merchant Fund 3, L.L.C., Grupo Dina and MCII Holdings. (1.)

     2.2* First Amendment to Investment Agreement dated June 16, 1999 among JLL Fund III, CIBC Argosy, Co-Investment Fund 3, Grupo Dina and MCI Holdings. (1.)

     3.1* Certificate of Incorporation of Transportation Manufacturing Operations, Inc. (1.)

     3.2*      Bylaws of Transportation Manufacturing Operations, Inc. (1.)

     3.3*      Certificate of Incorporation of TMO Acquisition Corporation. (1.)

     3.4*      Bylaws of BusLease, Inc. (1.)

     3.5*      Certification of Incorporation of Transit Bus International, Inc.
               (1.)

     3.6*      Bylaws of Transit Bus International, Inc. (1.)

     3.7*      Certificate of Incorporation of New Hausman Bus Sales, Inc. (1.)

     3.8*      Bylaws of Hausman Bus Sales, Inc. (1.)

     3.9*      Certificate of Incorporate of Motor Coach Industries, Inc. (1.)

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

     10.2 Amended and Restated Stockholders Agreement dated as of April 24, 2001 among MCII Holdings, JLL Fund III, CIBC Argosy Merchant Fund 2, CIBC Argosy, Co-Investment Fund 3, Grupo Dina.

     10.3* License Agreement dated June 16, 1999 between Grupo Dina and MCII Holdings. (1.)

     10.4*     MCII Holdings (USA), Inc. Management Stock Option Plan. (1.)

     10.5* Non-qualified Stock Option Agreement dated June 16, 1999 between MCII Holdings and Mr. Gomez Flores. (1.)

     10.6* Omnibus Agreement dated June 16, 1999 among MCII Holdings, Grupo Dina, JLL Fund III, CIBC Argosy and Co-Investment Fund 3. (1.)

     10.7* Employment Agreement dated June 16, 1999 between MCII and Mr. Gomez Flores. (1.)

     10.8* First Amendment to Credit Agreement dated June 16, 1999 among MCII, TMO, The Bank of Nova Scotia, as syndication agent, General Electric Capital Corporation, as documentation agent, and CIBC, as administrative agent, and the lenders party thereto. (6.)

     10.9* Second Amendment to Credit Agreement Amendment to Credit Agreement dated June 16, 1999 among MCII, TMO, The Bank of Nova Scotia, as syndication agent, General Electric Capital Corporation, as documentation agent, and CIBC, as administrative agent, and the lenders party thereto. (6.)

     10.10* Receivables Purchase Agreement with SPARC as Purchaser dated May 2, 2000. (7.)

     10.11* Receivables Purchase Agreement with CIBC as Purchaser dated May 2, 2000. (7.)

     10.12* Receivables Sales Agreement with BusLease as Seller dated May 2, 2000. (7.)

     10.13* Receivables Sales Agreement with MCII Financial Services II as Seller dated May 2, 2000, (7.)

     10.14* Receivables Sales Agreement with MCII Fundings, Inc. as Seller dated May 2, 2000. (7.)

     10.15*    Insurance and Indemnity Agreement dated May 2, 2000. (7.)

     10.16*    Employment  Agreement  between the  Company and Roberto  Cordaro.
               (7.)

     10.17* First Amendment to Employment Agreement between the Company and Roberto Cordaro

     10.18*    Employment Agreement between the Company and Horst Sieben. (7.)

     10.19*    2000 Management Incentive Plan. (7.)

     10.20     Employment Agreement between the Company and Barry Melnkovic.

     10.21     Employment Agreement between the Company and Timothy Nalepka.

     10.22     Employment Agreement between the Company and Pedro Ferro.

     10.23     Employment Agreement between the Company and Peter Palladino.

     10.24     Consulting Agreement between the Company and Tocatta, Inc.

     10.25 Settlement Agreement and Release, dated as of April 24, 2001 by and among MCII Holdings (USA), Inc., Motor Coach Industries International, Inc., Motor Coach Industries Mexico, S.A. de C.V., JLL Fund III, CIBC WG Argosy Merchant Fund 2., Co-Investment Merchant Fund 3 and Consorcio G Grupo Dina, S.A. de C.V., Sistemas Y Servicios G, S.A. de C.V.

     10.26 Escrow Agreement, dated as of April 24, 2001, by and among MCII Holdings (USA), Inc., Consorcio G Grupo Dina, S.A. de C.V. and The Chase Manhattan Bank.

     10.27 Third Amendment and Waiver dated as of May 1, 2001 to the Credit Agreement among MCII Holdings, Inc., Motor Coach Industries International, Inc., Canadian Imperial Bank of Commerce, as a Lender and as Administrative Agent for the Lenders under the Credit Agreement, General Electric Capital Corporation, as a
               Lender and as documentation agent for the lenders under the Credit Agreement, The Bank of Nova Scotia, and the other lenders parties hereto.

     12.1      Ratio of Earnings to Fixed Charges

     16.1*     Letter regarding change in Certifying Accountant. (3.)

     16.2*     Letter regarding change in Certifying Accountant. (4.)

     16.3*     Letter regarding change in Certifying Accountant (5.)

     21.1      Subsidiaries of MCII

     25.1* Statement of Eligibility and Qualification on Form T-1 of IBJ Whitehall. (1.)

     99.1*     Form of Letter of Transmittal. (1.)

     99.2*     Form of Notice of Guaranteed Delivery. (1.)

     99.3*     Form of Letter to Registered Holders. (1.)

-------------------------
*Previously filed.

+Filed herewith.
-------------------------

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

6. Previously filed and incorporated herein by reference from Registrant's Form 10-Q/A for the quarterly period ended March 31, 2000, dated June 5, 2000.

7. Previously filed and incorporated herein by reference from Registrant's Form 10-Q for the quarterly period ended June 30, 2000, dated August 21, 2000.




14(b) Reports on Form 8-K

      None.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 3, 2001                 MOTOR COACH INDUSTRIES INTERNATIONAL, INC.


                                   By           /s/ STEPHEN K.CLOUGH
                                       ------------------------------------
                                                    Stephen K. Clough
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


          Signature                        Title                       Date
          ---------                        -----                        ----


    /s/ STEPHEN K. CLOUGH           Chief Executive Officer         May 3, 2001
-------------------------------     and Director
      Stephen K. Clough

   /s/ THOMAS SORRELLS III          Chief Operating Officer         May 3, 2001
-------------------------------
     Thomas Sorrells III

     /s/ HORST O. SIEBEN            Chief Financial Officer         May 3, 2001
-------------------------------
       Horst O. Sieben

     /s/ ALLAN D. SWANSON           Vice President and              May 3, 2001
-------------------------------     Corporate Controller
       Allan D. Swanson             Chief Accounting Officer

       /s/ PAUL S. LEVY             Director                        May 3, 2001
-------------------------------
         Paul S. Levy

   /s/ JEFFREY C. LIGHTCAP          Director                        May 3, 2001
-------------------------------
     Jeffrey C. Lightcap

       /s/ RAMSEY FRANK             Director                        May  3, 2001
-------------------------------
     Jeffrey C. Lightcap

  /s/ FRANCISCO J. RODRIGUEZ        Director                        May 3, 2001
-------------------------------
    Francisco J. Rodriguez