Form 10-Q
period 2001-03-31
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2001-05-15
CIK 906196

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                    FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       or

         [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 01-12208
                                 ---------------


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


       Registrant's telephone number, including area code: (847) 285-2000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    --

       The number of shares outstanding of the registrant's Common Stock:
                       1,000 shares as of April 30, 2001.

                                      INDEX


                                                                                              Page
                                                                                             Number
                                                                                             ------

      PART I     FINANCIAL INFORMATION                                                          1

      Item 1.    Financial Statements (Unaudited)

                     Condensed Consolidated Statements of  Operations
                          for the Three Months Ended March 31, 2001 and 2000                    3

                     Condensed Consolidated Balance Sheets
                          March 31, 2001 and December 31, 2000                                  4

                     Condensed Consolidated Statements of  Cash Flows                           5
                          for the Three Months Ended March 31, 2001 and 2000

                     Notes to Condensed Consolidated Financial Statements                       6

      Item 2.    Management's Discussion and Analysis of                                       18
                        Financial Condition and Results of Operations

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    23


      PART II    OTHER INFORMATION


      Item 1.    Legal Proceedings                                                             24

      Item 6.    Exhibits and Reports on Form 8-K                                              25


                 SIGNATURES                                                                    26

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Motor Coach Industries International, Inc. ("MCII" or the "Company") annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2000, included in this quarterly report on Form 10-Q, was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2001, and the results of operations and changes in cash flows for the three month periods ended March 31, 2001 and 2000. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the full year.


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

         You should understand that a number of factors, in addition to those discussed herein, could affect us and could cause results to differ materially from those expressed in such forward-looking statements. Among these factors are: (1) uncertainties associated with the general economic conditions in our markets, (2) our substantial leverage and uncertainties associated with servicing our debt, (3) dependence on the inter-city coach and transit bus industries, (4) increased competition in our markets, (5) interest rate fluctuations, (6) changes in product demand, (7) risks associated with Mexican operations, (8) dependence on suppliers, (9) changes in customer concentration,
(10) foreign currency risks and (11) changes in laws or regulations and approvals and decisions of courts, regulators and governmental bodies. Further, we operate in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond our control. We do not intend, and undertake no obligation, to update these forward-looking statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000



                                                                                   2001         2000
                                                                                ---------    ---------
                                                                                (dollars in thousands)

Total revenues                                                                  $ 180,449    $ 159,547
                                                                                ---------    ---------

Operating costs and expenses:
     Cost of sales,  exclusive of depreciation and amortization                   146,632      120,985
     Depreciation and amortization                                                  7,542        6,411
     Selling, general and administrative expenses                                  27,985       25,665
                                                                                ---------    ---------
Total operating costs and expenses                                                182,159      153,061
                                                                                ---------    ---------
Operating income (loss)                                                            (1,710)       6,486
                                                                                ---------    ---------

Other income and (expense):
     Interest expense, net                                                        (14,990)     (16,022)
     Loss on sale of notes receivable through securitization                         (439)        --
     Foreign currency gain (loss)                                                   1,858         (185)
     Other income (expense)                                                            37         (857)
                                                                                ---------    ---------
Total other income and (expense)                                                  (13,534)     (17,064)
                                                                                ---------    ---------
Loss before income taxes                                                          (15,244)     (10,578)
Income tax benefit                                                                  3,018        2,343
                                                                                ---------    ---------
Net loss                                                                        ($ 12,226)   ($  8,235)
                                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                         March 31,  December 31,
                                                           2001         2000
                                                        ---------    ---------
                                                         (dollars in thousands
                                                         except per share info)

                                     ASSETS
Current assets:
   Cash and cash equivalents                            $  78,179    $  41,772
   Trade accounts receivable,
      net of allowance of $6,844 and $6,998                48,722       51,141
   Current portion of notes receivable,
      net of allowance of $1,806 and $1,919                17,154       17,693
   Inventories                                            228,377      226,615
   Deferred income taxes                                   16,389       15,954
   Other current assets, including amounts
      due from affiliates of $6,788 and $5,484             27,455       26,334
                                                        ---------    ---------
           Total current assets                           416,276      379,509

Property, plant and equipment, net                        107,122      112,919
Notes receivable, non-current                              42,001       39,938
Intangible assets, net                                    201,893      206,683
Deferred income taxes, non-current                         56,168       48,658
Other non-current assets                                   26,946       28,033
                                                        ---------    ---------
           Total assets                                 $ 850,406    $ 815,740
                                                        =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                     $  63,813    $  69,869
   Accrued compensation                                    10,250        8,099
   Accrued warranties                                      17,094       15,112
   Accrued income taxes                                    21,693       18,659
   Self insurance reserves                                  4,136        3,021
   Customer deposits                                       64,181       47,327
   Other current liabilities                               23,818       18,696
                                                        ---------    ---------
           Total current liabilities                      204,985      180,783

Long-term debt                                            485,530      453,475
Pensions and other benefits                                19,142       18,454
Deferred income taxes                                       7,407        6,789
Other deferred items and
   self insurance reserves                                 14,172       16,137
                                                        ---------    ---------
           Total liabilities                              731,236      675,638
                                                        ---------    ---------
Stockholder's equity:
   Common stock ($.01 par value,
       1,000 shares authorized, issued
       and outstanding) and additional capital            386,596      386,596
   Accumulated deficit                                   (232,835)    (220,609)
   Accumulated other comprehensive income                 (34,591)     (25,885)
                                                        ---------    ---------
           Total stockholder's equity                     119,170      140,102
                                                        ---------    ---------
           Total liabilities and stockholder's equity   $ 850,406    $ 815,740
                                                        =========    =========


   The accompanying notes are an integral part of these financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000



                                                                                  2001        2000
                                                                                --------    --------
                                                                               (dollars in thousands)

Cash flows provided by (used in) operating activities
     Net loss                                                                   ($12,226)   ($ 8,235)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operations:
         Depreciation and amortization                                             7,542       6,411
         Deferred income taxes                                                    (7,327)     (5,793)
         Loss on sale of notes receivable through securitization                     439        --
         Non-cash interest expense                                                   822         781
         Foreign currency translation (gain) loss                                 (1,858)        185
         Other non-cash items                                                      1,719        (336)
         All other operating activities                                           18,571       5,763
                                                                                --------    --------
Net cash provided by (used in) operating activities                                7,682      (1,224)
                                                                                --------    --------

Cash flows provided by (used in) investing activities
         Capital expenditures                                                     (1,312)     (3,427)
         Proceeds from sale of property                                             --         2,968
         Net proceeds from sale of
            notes receivable through securitization                               14,186        --
         Other changes in notes receivable                                       (16,149)    (16,561)
         Discontinued operations, net change                                        --             7
                                                                                --------    --------
Net cash provided by (used in) investing activities                               (3,275)    (17,013)
                                                                                --------    --------

Cash flows provided by (used in) financing activities
         Net change in bank credit facilities                                     32,000      20,000
         Payment of term B loan principal                                           --          (833)
         Net change in other long-term borrowings                                   --            56
                                                                                --------    --------
Net cash provided by (used in) financing activities                               32,000      19,223
                                                                                --------    --------
Net increase (decrease) in cash                                                   36,407         986
Cash and cash equivalents at beginning of period                                  41,772      15,630
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $ 78,179    $ 16,616
                                                                                ========    ========


        The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Nature of Business

         Motor Coach Industries International, Inc. ("MCII" or the "Company") is a leading designer, manufacturer and marketer of new inter-city coaches and related replacement parts primarily for the North American market. To support these activities, the Company also sells and services used coaches and offers a comprehensive package of leasing and financing services to its customers. The Company has manufacturing facilities in the United States, Canada and Mexico. Sales are predominately to a diversified customer base, including independent operators, national fleet operators and government agencies.


Note 2.  Principles of Consolidation and Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The Company is an indirect, wholly owned subsidiary of MCII Holdings (USA), Inc. ("MCII Holdings" or "Parent Company"). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the financial statements of prior periods to conform to 2001 classifications.


Note 3.  Inventories

         Inventories as of March 31, 2001 and December 31, 2000 consisted of the following:

                                       March 31,   December 31,
                                          2001         2000
                                       ---------    ---------
                                        (dollars in thousands)

         Raw materials                 $  42,834    $  42,227
         Work in process                  65,407       68,527
         Finished goods                  138,985      135,499
                                       ---------    ---------
                                         247,226      246,253
         Inventory reserves              (18,849)     (19,638)
                                       ---------    ---------
                                       $ 228,377    $ 226,615
                                       =========    =========


Note 4.  Notes Receivable

         Notes receivable as of March 31, 2001 and December 31, 2000 consisted of the following:

                                                        March 31,  December 31,
                                                           2001        2000
                                                        --------    --------
                                                        (dollars in thousands)

         Notes receivable, at contract amount           $ 60,961    $ 59,550
         Less: allowance for uncollectible contracts      (1,806)     (1,919)
                                                        --------    --------
         Notes receivable, net                            59,155      57,631
         Less current portion                            (17,154)    (17,693)
                                                        --------    --------
         Long-term notes receivable                     $ 42,001    $ 39,938
                                                        ========    ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 5.  Long-Term Debt

         Outstanding debt as of March 31, 2001 and December 31, 2000 consisted of the following:

                                                        March 31,   December 31,
                                                           2001         2000
                                                        ---------    ---------
                                                         (dollars in thousands)

    11.25% senior subordinated notes, due 2009          $ 152,250    $ 152,250

    Borrowings under senior secured credit facility:
        Term loan B, due 2006                             303,056      303,056
        Revolving credit agreement, due 2005               32,000         --
                                                        ---------    ---------
                                                          487,306      455,306
    Less unamortized discount on 11.25%
        senior subordinated notes                          (1,776)      (1,831)
                                                        ---------    ---------
                                                        $ 485,530    $ 453,475
                                                        =========    =========

         The senior secured credit facility contains financial covenants that the Company will not exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. The Company was not able to comply with all the financial covenants of the agreement as of March 31, 2001 and, accordingly, effective May 3, 2001, it obtained an amendment to the credit facility that waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the current financial covenants through the period ending December 31, 2001, and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA, and minimum excess cash flow, each as defined in the amended credit agreement. The revised covenants were based upon the Company's business plan for the year ending December 31, 2001. As of March 31, 2001, the Company was in compliance with the covenants in place. In addition, the amendment provides for the funding of an additional $8.5 million term loan (the "Tranche B Loan") on or prior to May 31, 2001. The Tranche B Loan will bear interest at 5% over the adjusted Eurodollar rate, which interest is payable in kind or equity. An affiliate of Parent Company's majority equity holder, an investment group led by Joseph Littlejohn & Levy Fund III L.P. ("JLL Fund III"), has agreed to purchase a 100% interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) will bear interest at the adjusted Eurodollar rate plus 4% per annum, or the adjusted base rate plus 3% per annum. Additionally, the Company incurred fees of approximately $6.0 million relating to the amendment. The majority of these fees will be capitalized in the second quarter of 2001 and amortized over the remaining term of the senior secured credit facility.

         As of March 31, 2001, the Company had outstanding borrowings of $32.0 million and letters of credit totaling $96.6 million drawn against the revolving credit line. The Company had the ability to borrow an additional $23.4 million under the revolving line of credit at March 31, 2001. In May 2001, the Company repaid the $32.0 million of borrowings outstanding under the revolving credit line as of March 31, 2001.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 6.  Business Segment Data

         Data for the Company's reportable segments for the three month periods ended March 31, 2001 and 2000 was as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                      2001         2000
                                                   ---------    ---------
                                                   (dollars in thousands)
         Revenues:
             Coach Sales                           $ 144,710    $ 117,509
             Customer Support Business                33,415       39,740
             Finance                                   2,324        2,298
                                                   ---------    ---------
                                                   $ 180,449    $ 159,547
                                                   =========    =========

         Operating income (loss):
             Coach Sales                           $    (652)   $   3,092

             Customer Support Business                  (670)       2,488

             Finance                                    (388)         906
                                                   ---------    ---------
                                                   $  (1,710)   $   6,486
                                                   =========    =========


         Total assets as of March 31, 2001 were as follows (dollars in thousands):

                  Coach Sales                      $ 529,765
                  Customer Support Business          237,531
                  Finance                             83,110
                                                   ---------
                                                   $ 850,206
                                                   =========


Note 7.  Derivative Instruments and Hedging Activities

         The Company uses financial instruments to hedge or reduce its overall exposure to the effects of currency fluctuations in its cash flows. Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133, as amended, did not have a significant effect on the results of operations or financial condition of the Company. As of March 31, 2001, the Company had recorded a charge to other comprehensive income (loss) of approximately $1.6 million, offset primarily by a current liability, to adjust the fair value of its open hedging instruments to fair value.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 8.  Comprehensive Income (Loss)

         The Company's comprehensive loss for the three months ended March 31, 2001 and 2000 consisted of:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2001        2000
                                                    --------    --------
                                                   (dollars in thousands)

   Net loss                                         $(12,226)   $ (8,235)
   Other comprehensive loss:
       Unrealized translation loss                    (7,144)       (637)
       Unrealized loss on hedging instruments         (1,562)       --
                                                    --------    --------
                                                    $(20,932)   $ (8,872)
                                                    ========    ========


Note 9.  EBITDA

         EBITDA represents income before income taxes, depreciation and amortization, the loss on sale of notes through securitization, and other non-operating income and expenses, each of which can significantly affect our results of operations and liquidity and should be considered in evaluating our financial performance. EBITDA is included because we understand that such information is considered to be an additional basis on which to evaluate our ability to pay interest, repay debt and make capital expenditures. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of performance, profitability or liquidity determined in accordance with generally accepted accounting principles.

         The Company's EBITDA for the three months ended March 31, 2001 and 2000 consisted of:

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                        2001        2000
                                                     --------    --------
                                                    (dollars in thousands)
         EBITDA:
              Operating income (loss)                $ (1,710)   $  6,486
              Depreciation and amortization             7,542       6,411
              Non-recurring costs                       1,250        --
                                                     --------    --------
                                                     $  7,082    $ 12,897
                                                     ========    ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 10. Changes in Other Operating Activities

         Changes in other operating activities for the three month periods ended March 31, 2001 and 2000 consisted of:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           2001        2000
                                                       --------    --------
                                                       (dollars in thousands)

     Decrease (increase)  in accounts receivable       $  1,119    $ 20,951
     Decrease (increase) in inventories                  (4,146)    (34,598)
     Increase (decrease) in accounts payable             (6,056)     16,448
     Increase (decrease) in accrued income taxes          3,034       2,719
     Increase (decrease) in customer deposits            16,854       5,297
     All other changes, net                               7,766      (5,054)
                                                       --------    --------
     Changes in other operating activities             $ 18,571    $  5,763
                                                       ========    ========


     The amounts presented in the above table are net of non-cash and non-operating changes to the related balance sheet accounts.


Note 11. Commitments and Contingencies

         The Company and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at March 31, 2001 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.

         The Company entered into an employment agreement effective January 31, 2000 with C. Roberto Cordaro, who was chief executive officer until his resignation effective February 15, 2001. In connection with this resignation, the Company recorded a non-recurring charge of approximately $1.2 million during the first quarter of 2001 for compensation due Mr. Cordaro.


Note 12.  Guarantor/Non-Guarantor Financial Statements

         In connection with the issuance of the senior subordinated notes due 2009 (the "Notes") (see Note 5), certain of the Company's U.S. subsidiaries became guarantors of the Notes. The following tables present condensed consolidating financial information for the MCII Guarantors (U.S. entities), and Non-Guarantors (Non-U.S. entities). Each of the Guarantors is a direct or indirect wholly owned subsidiary of MCII. The Guarantors have jointly and severally and fully and unconditionally guaranteed the Notes of the Company. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of MCII, Guarantors, and Non-Guarantors, and the eliminations necessary to arrive at the information for the Company on a condensed consolidated basis.

               MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)


 Note 12.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Operations (Unaudited)

                                                                                  Three Months Ended March 31, 2001
                                                                      -----------------------------------------------------------
                                                                                                Non-
                                                                        MCII     Guarantors  Guarantors Eliminations  Consolidated
                                                                      --------    --------    --------    --------      --------
                                                                                         (dollars in thousands)

Revenues                                                              $   --      $161,148    $ 54,298    $(34,997)     $180,449
Cost of sales (exclusive of items shown separately below)                 --       126,518      55,360     (35,246)      146,632
Depreciation & amortization expense                                        386       4,284       2,872        --           7,542
Tax profit allocation - MCI/MCI Ltd.                                      --         8,485      (8,485)       --            --
Selling, general and marketing expenses                                  6,629      14,345       7,011        --          27,985
                                                                      --------    --------    --------    --------      --------
Operating income (loss)                                                 (7,015)      7,516      (2,460)        249        (1,710)
                                                                      --------    --------    --------    --------      --------
Interest expense                                                        (9,179)     (6,557)        746        --            --
Loss on sale of notes receivable through securitizaton                    --          (439)       --          --            (439)
Foreign currency gain (loss)                                              (105)        546       1,417        --           1,858
Other expense                                                             --           (30)         67        --              37
                                                                      --------    --------    --------    --------      --------
                                                                        (9,284)     (6,480)      2,230        --         (13,534)
                                                                      --------    --------    --------    --------      --------
Income (loss) before income taxes                                      (16,299)      1,036        (230)        249       (15,244)
Income tax (provision) benefit                                           7,365      (1,810)     (2,537)       --           3,018
                                                                      --------    --------    --------    --------      --------
Net income (loss)                                                     $ (8,934)   $   (774)   $ (2,767)   $    249      $(12,226)
                                                                      ========    ========    ========    ========      ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


 Note 12.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Operations (Unaudited)



                                                                                   Three Months Ended March 31, 2000
                                                                     -------------------------------------------------------------
                                                                                                  Non-
                                                                        MCII     Guarantors    Guarantors Eliminations Consolidated
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                                          (dollars in thousands)

Revenues                                                             $    --      $ 138,108    $  64,020    $ (42,581)   $ 159,547
Cost of sales (exclusive of items shown separately below)                 --        105,486       58,080      (42,581)     120,985
Depreciation & amortization expense                                        115        2,900        3,396         --          6,411
Tax profit allocation - MCI/MCI Ltd.                                      --          7,569       (7,569)        --           --
Selling, general and marketing expenses                                  2,991       15,267        7,407         --         25,665
                                                                     ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                                 (3,106)       6,886        2,706         --          6,486
                                                                     ---------    ---------    ---------    ---------    ---------
Interest expense                                                       (13,193)      (2,911)          82         --        (16,022)
Loss on sale of notes receivable through securitizaton                    --           --           --           --
Foreign currency gain (loss)                                               (8)          209         (386)        --           (185)
Other expense                                                             --           (128)        (729)        --           (857)
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                       (13,201)      (2,830)      (1,033)        --        (17,064)
                                                                     ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                                      (16,307)       4,056        1,673         --        (10,578)
Income tax (provision) benefit                                           6,877       (2,121)      (2,413)        --          2,343
                                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss)                                                    $  (9,430)   $   1,935    $    (740)   $    --      $  (8,235)
                                                                     =========    =========    =========    =========    =========

                     MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


 Note 12.  Guarantor Condensed Unaudited Financial Statements, Continued

                 Condensed Consolidated Balance Sheet (Unaudited)


                                                                                           March 31, 2001
                                                                   -------------------------------------------------------------
                                                                                               Non-
                                                                      MCII      Guarantors  Guarantors  Eliminations Consolidated
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                                       (dollars in thousands)

ASSETS
Current assets:
       Cash and cash equivalents                                   $  65,917    $   2,998    $   9,264    $    --      $  78,179
       Trade accounts receivable                                        --         35,370       13,352         --         48,722
       Intercompany receivables (payables)                           635,124     (448,141)      22,473     (209,456)        --
       Current portion of notes receivable                              --          4,028       13,126         --         17,154
       Inventories                                                      --        164,699       64,506         (828)     228,377
       Deferred income taxes                                           3,523       12,498          368         --         16,389
       Other current assets                                           13,295       10,044        4,116         --         27,455
                                                                   ---------    ---------    ---------    ---------    ---------
       Total current assets                                          717,859     (218,504)     127,205     (210,284)     416,276
Property plant & equipment                                             2,320       62,333       42,500          (31)     107,122
Notes receivable                                                        --         33,552        8,449         --         42,001
Investments in affiliates                                            160,386         --           --       (160,386)        --
Intangibles assets                                                     1,667      138,738       61,488         --        201,893
Deferred income taxes- non current                                    20,608       17,900       17,660         --         56,168
Other assets                                                          18,205        6,572        2,169         --         26,946
                                                                   ---------    ---------    ---------    ---------    ---------
       Total Assets                                                $ 921,045    $  40,591    $ 259,471    $(370,701)   $ 850,406
                                                                   =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
       Accounts payable                                            $   3,441    $  35,064    $  25,308    $    --      $  63,813
       Accrued compensation and other benefits                           762        4,420        5,068         --         10,250
       Accrued warranties                                               --         14,705        2,389         --         17,094
       Accrued income taxes                                             --           --         21,424          269       21,693
       Self insurance reserves                                         4,136         --           --           --          4,136
       Customer deposits                                                --         63,076        1,105         --         64,181
       Other current liabilities                                      12,698        6,086        5,034         --         23,818
                                                                   ---------    ---------    ---------    ---------    ---------
       Total current liabilities                                      21,037      123,351       60,328          269      204,985

       Long-term debt                                                485,530         --           --           --        485,530
       Pensions and other benefits                                    14,241          400        4,501         --         19,142
       Deferred income taxes                                           3,453         --          3,954         --          7,407
       Other deferred items & self insurance reserves                  4,436        9,736         --           --         14,172
                                                                   ---------    ---------    ---------    ---------    ---------
       Total liabilites                                              528,697      133,487       68,783          269      731,236
                                                                   ---------    ---------    ---------    ---------    ---------
Stockholder's equity:
       Common stock and additional capital                           623,245      124,612      120,623     (481,884)     386,596
       Accumulated earnings (deficit)                               (230,861)    (215,946)     102,789      111,183     (231,035)
       Accumulated other comprehensive income                            (36)      (1,562)     (32,724)        (269)     (37,591)
                                                                   ---------    ---------    ---------    ---------    ---------
       Total stockholder's equity                                    392,348      (92,896)     190,688     (370,970)     119,170
                                                                   ---------    ---------    ---------    ---------    ---------
       Total liabilities and stockholder's equity                  $ 921,045    $  40,591    $ 259,471    $(370,701)   $ 850,406
                                                                   =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


 Note 12.  Guarantor Condensed Unaudited Financial Statements, Continued

                 Condensed Consolidated Balance Sheet (Unaudited)

                                                                           December 31, 2000
                                                       --------------------------------------------------------------
                                                                                   Non-
                                                          MCII      Guarantors  Guarantors  Eliminations Consolidated
                                                       ---------    ---------    ---------    ---------    ---------
                                                                          (dollars in thousands)

ASSETS
Current assets:
      Cash and cash equivalents                        $  34,924    $   2,120    $   4,728    $    --      $  41,772
      Trade accounts receivable                             --         37,031       14,110         --         51,141
      Intercompany receivables (payables)                656,854     (478,855)      31,457     (209,456)        --
      Current portion of notes receivable                   --          4,073       13,620         --         17,693
      Inventories                                           --        168,467       59,226       (1,078)     226,615
      Deferred income taxes                                2,301       12,943          710         --         15,954
      Other current assets                                11,600       11,363        3,371         --         26,334
                                                       ---------    ---------    ---------    ---------    ---------
       Total current assets                              705,679     (242,858)     127,222     (210,534)     379,509
Property plant & equipment                                 2,267       64,903       45,780          (31)     112,919
Notes receivable                                            --         26,468       13,470         --         39,938
Investments in affiliates                                160,386         --           --       (160,386)        --
Intangibles assets                                         1,679      139,862       65,142         --        206,683
Deferred income taxes- non current                        10,225       22,451       15,982         --         48,658
Other assets                                              18,794        6,913        2,326         --         28,033
                                                       ---------    ---------    ---------    ---------    ---------
       Total Assets                                    $ 899,030    $  17,739    $ 269,922    $(370,951)   $ 815,740
                                                       =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
      Accounts payable                                 $   8,368    $  31,994    $  29,507    $    --      $  69,869
      Accrued compensation and other benefits                323        3,926        3,850         --          8,099
      Accrued warranties                                    --         12,708        2,404         --         15,112
      Accrued income taxes                                  --           --         18,490          169       18,659
      Self insurance reserves                              3,021         --           --           --          3,021
      Customer deposits                                     --         45,549        1,778         --         47,327
      Other current liabilities                            9,165        4,989        4,542         --         18,696
                                                       ---------    ---------    ---------    ---------    ---------
Total current liabilities                                 20,877       99,166       60,571          169      180,783
Long-term debt                                           453,475         --           --           --        453,475
Pensions and other benefits                               13,947         --          4,507         --         18,454
Deferred income taxes                                      2,541         --          4,248         --          6,789
Other deferred items & self insurance reserves             5,408       10,729         --           --         16,137
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilites                                         496,248      109,895       69,326          169      675,638
                                                       ---------    ---------    ---------    ---------    ---------
Stockholder's equity:
      Common stock and additional capital                623,245      124,612      120,623     (481,884)     386,596
      Accumulated earnings (deficit)                    (220,427)    (216,768)     105,553      111,033     (220,609)
      Accumulated other comprehensive loss                   (36)        --        (25,580)        (269)     (25,885)
                                                       ---------    ---------    ---------    ---------    ---------
       Total stockholder's equity                        402,782      (92,156)     200,596     (371,120)     140,102
                                                       ---------    ---------    ---------    ---------    ---------
Total liabilities and stockholder's equity             $ 899,030    $  17,739    $ 269,922    $(370,951)   $ 815,740
                                                       =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 12.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                   Three Months Ended March 31, 2001
                                                                    ---------------------------------------------------------
                                                                                  Non-
                                                                      MCII     Guarantors  Guarantors Eliminations Consolidated
                                                                    --------    --------    --------    --------      --------
                                                                                      (dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)                                                   ($ 8,934)   ($   774)   ($ 2,767)   $    249      ($12,226)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
     Depreciation and amortization                                       386       4,284       2,872        --           7,542
     Deferred income taxes                                           (10,693)      4,996      (1,630)       --          (7,327)
     Loss on sale of notes receivable through securitization            --          --          --          --
     Loss on sale of notes receivable through securitization            --           439        --          --             439
     Non-cash interest expense                                           822        --          --          --             822
     Foreign currency (gain) loss                                        105        (546)     (1,417)       --          (1,858)
     Other non-cash items                                               (175)       (739)      2,633        --           1,719
     All other operating activities                                   17,733       1,224        (137)       (249)       18,571
                                                                    --------    --------    --------    --------      --------
Net cash provided by (used in) operating activities                     (756)      8,884        (446)       --           7,682
                                                                    --------    --------    --------    --------      --------

Cash flows provided by (used in) investing activities
     Capital expenditures                                               (251)       (528)       (533)       --          (1,312)
     Net proceeds from sale of
          notes receivable through securitization                       --        14,186        --          --          14,186
     Other changes in notes receivable
          notes receivable through securitization                       --          --          --          --
     Other changes in notes receivable                                  --       (21,664)      5,515        --         (16,149)
                                                                    --------    --------    --------    --------      --------
Net cash provided by (used in) investing activities                     (251)     (8,006)      4,982        --          (3,275)
                                                                    --------    --------    --------    --------      --------

Cash flows provided by (used in) financing activities
     Net change in bank credit facilities                             32,000        --          --          --          32,000
                                                                    --------    --------    --------    --------      --------
Net cash provided by (used in) financing activities                   32,000        --          --          --          32,000
                                                                    --------    --------    --------    --------      --------

Net increase (decrease) in cash                                       30,993         878       4,536        --          36,407
Cash and cash equivalents at beginning of period                      34,924       2,120       4,728      41,772
                                                                    --------    --------    --------    --------      --------
Cash and cash equivalents at end of period                          $ 65,917    $  2,998    $  9,264    $   --        $ 78,179
                                                                    ========    ========    ========    ========      ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


 Note 12.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                                   Three Months Ended March 31, 2000
                                                                    ---------------------------------------------------------
                                                                                  Non-
                                                                      MCII     Guarantors  Guarantors Eliminations Consolidated
                                                                    --------    --------    --------    --------      --------
                                                                                      (dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)                                                   ($ 9,430)   $  1,935    ($   740)   $   --      ($ 8,235)
Adjustments to reconcile net income (loss)to net cash
  provided by (used in) operations:
     Depreciation and amortization                                       115       2,900       3,396        --         6,411
     Deferred income taxes                                            (6,599)        967        (161)       --        (5,793)
     Loss on sale of notes receivable through securitization            --          --          --          --
     Foreign currency (gain) loss                                          8        (209)        386        --           185
     Non-cash interest expense                                           781        --          --          --           781
     Other non-cash items                                               --        (1,011)        948        --           (63)
     All other operating activities                                   11,964       4,920     (11,394)       --         5,490
                                                                    --------    --------    --------    --------    --------
Net cash provided by (used in) operating activities                   (3,161)      9,502      (7,565)       --        (1,224)
                                                                    --------    --------    --------    --------    --------
Cash flows provided by (used in) investing activities
     Capital expenditures                                                 (9)     (2,219)     (1,199)       --        (3,427)
     Proceeds from sale of property and investments                     --         2,968        --         2,968
     Net proceeds from sale of
          notes receivable through securitization                       --          --          --          --
     Change in notes receivable                                         --       (16,561)       --       (16,561)
     Other                                                              --             7        --          --             7
                                                                    --------    --------    --------    --------    --------
Net cash provided by (used in) investing activities                       (9)    (15,805)     (1,199)       --       (17,013)
                                                                    --------    --------    --------    --------    --------
Cash flows provided by (used in) financing activities
     Payment of term B loan principal                                   (833)       --          --          --          (833)
     Net change in other long-term borrowings                             56        --          --          --            56
     Net change in related party receivables/payables                (16,226)      6,642       9,584        --
     Net change in line of credit facility                            20,000        --          --          --        20,000
                                                                    --------    --------    --------    --------    --------
Net cash provided by (used in) financing activities                    2,997       6,642       9,584        --        19,223
                                                                    --------    --------    --------    --------    --------
Net increase (decrease) in cash                                         (173)        339         820        --           986
Cash and cash equivalents at beginning of period                       4,163       2,204       9,263      15,630
                                                                    --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                          $  3,990    $  2,543    $ 10,083    $   --      $ 16,616
                                                                    ========    ========    ========    ========    ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 13.  Subsequent Event

         Subsequent to March 31, 2001, the Company, Parent Company, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), JLL Fund III and others entered into a Settlement Agreement and Release, dated as of April 24, 2001 (the "Settlement Agreement"), pursuant to which, among other things, the parties settled certain disputes among them. Pursuant to the Settlement Agreement, the parties terminated the Master Purchase and Supply Agreement, dated as of June 16, 1999, pursuant to which certain affiliates of Grupo Dina were providing parts and other supplies to the Company. In addition, the Company paid to Grupo Dina $1.6 million, primarily for assets and services provided by Grupo Dina, which funds, along with approximately $250,000 due to the Company's former Chairman, Rafael Gomez Flores, were placed in escrow as security for Grupo Dina's obligation to transfer certain parcels of land to the Company or one of its affiliates. In connection with such Settlement, Parent Company issued additional shares to certain of its stockholders, including JLL Fund III and cancelled a like number of shares held by Grupo Dina. The Settlement Agreement further provided for a mutual release of all claims arising out of the operation and ownership of the Parent Company and the Company, subject to certain specified exceptions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion supplements the information found in our historical financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had long-term debt outstanding of approximately $485.5 million and an additional $23.4 million available under our senior secured credit facility. Principal on the term loans issued under our senior secured credit facility is required to be repaid in quarterly installments through March 31, 2006, with a final payment due on June 30, 2006. We made an optional $5.0 million prepayment on the term loan in December 2000 and elected, in accordance with provisions of the senior secured credit facility, to apply this prepayment against quarterly payments due in 2001. Our intention is to fund future quarterly payments through the senior secured credit facility. Our principal liquidity requirements are for debt service requirements under the Notes and our senior secured credit facility, and for working capital and capital expenditures. Historically, we have funded our capital and operating requirements with a combination of cash on hand, operating cash flow, proceeds from asset sales, and proceeds from credit facilities and other debt borrowings. We expect to rely on internally generated funds and, to the extent necessary, borrowings under our senior secured credit facility to meet our liquidity needs in the foreseeable future. See discussion on "Status of Credit Facilities" below for recent developments relating to our senior secured credit facility.

         Our cash and cash equivalents increased $36.4 million to $78.2 million at March 31, 2001. Operating activities and financing activities provided cash flows of $7.7 million and $32.0 million, respectively. Investing activities used $3.3 million of cash flows.

Cash Flows

         Operating Activities

         During the three months ended March 31, 2001, our operating activities provided cash flows of $7.7 million. Cash provided by increases in customer deposits was offset by our net loss.

         Investing Activities

         We realized $14.2 million in proceeds from the securitization of our qualifying notes receivable and invested proceeds of $16.1 million, net of collections, to finance customer coach purchases during the three months ended March 31, 2001. Our capital expenditures during 2001 totaled $1.3 million.

         Financing Activities

         We borrowed $32.0 million under our revolving credit facility during the three months ended March 31, 2001, which was repaid in May 2001.


         Our working capital increased to $211.3 million at March 31, 2001 from $198.7 million at December 31, 2000. The working capital increase is primarily due to an increase in cash resulting from borrowings under our senior secured credit facility's revolving line of credit, less cash used to fund our operations.


Status of Credit Facilities

         As of March 31, 2001, we had outstanding borrowings of $335.1 million under our senior secured credit facility consisting of $303.1 million on a term loan due in 2006 and $32.0 million on a revolving credit facility due in 2005. Additionally, we had letters of credit totaling $96.6 million drawn against the revolving credit line and had the ability to borrow an additional $23.4 million under the revolving line of credit. We also had outstanding approximately $152.0 million of 11.25% senior subordinated notes due 2009.

          The senior secured credit agreement contains financial covenants that do not permit us to exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. We were not able to comply with all the financial covenants of the agreement as of March 31, 2001and, accordingly, effective May 3, 2001, we obtained an amendment to the credit facility that waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the current financial covenants through the period ending December 31, 2001, and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA, and minimum excess cash flow, each as defined in the amended credit agreement. The revised covenants were based upon our business plan for the year ending December 31, 2001. As of March 31, 2001, we were in compliance with the covenants in place. In addition, the amendment provides for the funding of an additional $8.5 million term loan (the "Tranche B Loan") on or prior to May 31, 2001. The Tranche B Loan will bear interest at 5% over the adjusted Eurodollar rate, which interest is payable in kind or equity. An affiliate of Parent Company's majority equity holder, an investment group led by JLL Fund III, has agreed to purchase a 100% interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) will bear interest at the adjusted Eurodollar rate plus 4% per annum or the adjusted base rate plus 3% per annum.


Securitization Transaction

          During the second quarter of 2000, we completed the asset securitization transaction permitted under terms of the amendments to our senior secured credit facility. We executed several agreements in conjunction with this asset securitization transaction (together referred to as "Asset Securitization Agreement"), allowing us to sell qualifying receivables and financing leases to a qualified securitization entity up to an aggregate outstanding amount of $250 million. Under the terms of the Asset Securitization Agreement, we sold a substantial portion of our portfolio to MCII Funding II, Inc., an unconsolidated affiliated company, at 97% of the remaining principal balance. MCII Funding II, Inc., then sold these receivables and leases at 100% of the remaining principal balance to the Special Purpose Accounts Receivable Cooperative Corporation ("SPARC"). We recognized losses on the sale of notes to MCII Funding II, Inc. while MCII Funding II, Inc. recognized gains on the sale of the notes to SPARC. During the three months ended March 31, 2001, we recognized net proceeds from securitization transactions of $14.2 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 as Compared to Three Months
Ended March 31, 2000

OVERVIEW

Revenues

         Revenues for the three months ended March 31, 2001were $180.4 million, an increase of $20.9 million, or 13.1% from $159.5 million for the comparable period of 2000. Revenues from coach sales during the three months ended March 31, 2001 increased $27.2 from the comparable period of 2000, primarily due to an overall increase in unit deliveries. Revenues from our Customer Support business during the three months ended March 31, 2001 decreased $6.3 million from the comparable period of 2000, primarily due to product availability issues.

Gross Profit

         Gross profit for the three months ended March 31, 2001 was $33.8 million, a decrease of $4.8 million, or 12.3% from $38.6 million for the comparable period of 2000. Our gross profit margin decreased to 18.7% in the three months ended March 31, 2001, as compared to 24.2% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs and soft market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

Operating Expenses

         Depreciation and amortization expense for the three months ended March 31, 2001 of $7.5 million increased $1.1 million, or 17.6%, over the comparable period of 2000. The increase is primarily due to the effect of capital expenditures during 2000.

         Selling, general and administrative expenses for the three months ended March 31, 2001 of $28.0 million increased $2.3 million, or 9.0%, from $25.7 million for the comparable period of 2000. The increase is due to a non-recurring compensation charge of approximately $1.2 million relating to an employment agreement with our former chief executive officer, who resigned in February 2001, and costs related to increased revenue.

Operating Income (Loss)

         Operating loss for the three months ended March 31, 2001 totaled $1.7 million, as compared to operating income of $6.5 million during the comparable period of 2000. The decrease in operating income is primarily due to the reduction in gross profit and increased operating expenses as discussed above.

Other Income (Expense)

         Interest expense for the three months ended March 31, 2001 of $15.0 million decreased $1.0 million, or 6.4%, from $16.0 million for the comparable period of 2000 due to a reduction in our overall level of borrowings as well as lower average interest rates.

         During the second quarter of 2000, we entered into a series of asset securitization transactions and realized losses on the securitization of notes receivable of $0.4 million during the three months ended March 31, 2001. These losses arise from the sale of receivables to an unconsolidated affiliated company at 97% of the principal.

         Foreign currency gains were $1.9 million for the three months ended March 31, 2001 as compared to a foreign currency loss of $0.2 million loss for the comparable period of 2000. During the three months ended March 31, 2001 we experienced transaction gains at our Canadian subsidiary, Motor Coach Industries Limited.

         Other expense of $0.9 million for the three months ended March 31, 2000 was primarily attributable to losses on disposal of equipment at our Mexican manufacturing facility.

Income Taxes

         Our loss before income taxes increased to $15.2 million during the three months ended March 31, 2001, as compared to a loss before income taxes of $10.6 million during the comparable period of 2000. The income tax benefit for the three months ended March 31, 2001 was $3.0 million as compared to an income tax benefit of $2.3 million for the comparable period of 2000. The income tax benefit increase between the two comparable periods was the result of the increase in our loss before income taxes, partially offset by an increase in the operating loss of our Mexican subsidiary and the effect of expenses that are not deductible for income tax purposes.


SEGMENT RESULTS

         The following table presents revenues and operating income (loss) for each of the Company's business segments for the three month periods ended March 31, 2001 and 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2001         2000
                                                   ---------    ---------
                                                   (dollars in thousands)

         Revenues:
             Coach sales                           $ 144,710    $ 117,509
             Customer Support Business                33,415       39,740
             Finance                                   2,324        2,298
                                                   ---------    ---------
                                                   $ 180,449    $ 159,547
                                                   =========    =========

         Operating income (loss):
             Coach sales                           $    (652)   $   3,092
             Customer Support Business                  (670)       2,488
             Finance                                    (388)         906
                                                   ---------    ---------
                                                   $  (1,710)   $   6,486
                                                   =========    =========


Coach Sales

         Revenues from coach sales of $144.7 million for the three months ended March 31, 2001 increased by $27.2 million, or 23.1%, from $117.5 million during the comparable period of 2000. Revenue from sales of new coaches increased by $24.1 million, or 21.8%, as compared to the comparable period of 2000. An overall increase in coach deliveries to the public sector was partially offset by decreased coach deliveries to national coach fleet operators and independent tour and charter operators. Pre-owned coach revenue during the three months ended March 31, 2001 increased $3.1 million, or 43.3%, over the comparable period of 2000. Our average selling price of used coaches increased significantly during the three months ended March 31, 2001, as compared to the prior year period due to a more favorable sales mix.

         Our gross profit margin from coach sales decreased to 17.2% during the three months ended March 31, 2001 as compared to 22.9% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs, unabsorbed fixed costs at our Mexican manufacturing facility, and soft market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         Our operating loss from coach sales was $0.7 million for the three months ended March 31, 2001 as compared to operating income of $3.1 million during the comparable period of 2000. The decrease in operating income is primarily due to the reduction in gross profit margin and increased selling and administrative costs.

Customer Support Business

         Revenues from our Customer Support Business of $33.4 million for the three months ended March 31, 2001 decreased by $6.3 million, or 15.9%, from $39.7 million during the comparable period of 2000. The revenue decrease is due to a number factors. During the three months ended March 31, 2001, we continued to experience product availability problems due to the acquisition of a component parts supplier by a major competitor. See also Legal Proceedings. Additionally, during the three months ended March 31, 2001, Customer Support Business revenue decreased due to lower service income from external customers.

         The gross profit margin from our Customer Support Business for the three months ended March 31, 2001 decreased to 20.3% in 2001 from 23.6% during the comparable period of 2000. The decrease in the gross margin percentage is attributable to soft market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         Our operating loss from our Customer Support Business was $0.7 million for the three months ended March 31, 2001, as compared to operating income of $2.5 million during the comparable period of 2000. Our operating loss is due primarily to the revenue decline and to the decrease in gross margin.


Finance Operations

         Revenues from our Finance Operations of $2.3 million for the three months ended March 31, 2001 were unchanged from the comparable period of 2000.

         Our operating loss from our Finance Operations for the three months ended March 31, 2001 was $0.4 million, as compared to operating income of $0.9 during the comparable period of 2000. The operating loss was due primarily to a provision for a doubtful account with a significant customer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the area of change in U.S. interest rates and foreign exchange currency rates. This exposure is directly related to our normal operating and funding activities. Additionally, coach purchases by certain customers are adversely affected by increases in interest rates and fuel costs.

         Our obligations under the senior secured credit facility include interest at floating rates, based on certain quoted rates. We are sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $335.1 million of borrowings under the facility as of March 31, 2001, would result in additional annual interest expense of approximately $3.4 million ($2.1 million after tax) to us and would not be material to our cash flow or financial position.

         As a company with multi-national operations, certain of our transactions are denominated in foreign currencies. We use financial instruments to hedge or reduce our overall exposure to the effects of currency fluctuations in our cash flows. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Our policy is not to speculate in such financial instruments for profit or gain. At March 31, 2001, we had open hedging instruments, expiring at various dates through December 2001, to purchase approximately $77.5 million Canadian dollars for approximately $50.5 million US dollars.

                           PART II---OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         We have filed a complaint in arbitration against Novabus of America, Inc. and Novabus Parts, Inc. (collectively "Novabus") in which we contend, among other things, that Novabus breached its agreement with us by instructing third-party suppliers of RTS aftermarket parts to discontinue selling such parts to us. The arbitration hearing on the liability phase of our claims was recently completed and we anticipate receiving the arbitrators' decision before the end of June 2001.

         Subsequent to March 31, 2001, the Company, Parent Company, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), JLL Fund III and others entered into a Settlement Agreement and Release, dated as of April 24, 2001 (the "Settlement Agreement"), pursuant to which, among other things, the parties settled certain disputes among them. Pursuant to the Settlement Agreement, the parties terminated the Master Purchase and Supply Agreement, dated as of June 16, 1999, pursuant to which certain affiliates of Grupo Dina were providing parts and other supplies to the Company. In addition, the Company paid to Grupo Dina $1.6 million, primarily for assets and services provided by Grupo Dina, which funds, along with approximately $250,000 due to the Company's former Chairman, Rafael Gomez Flores, were placed in escrow as security for Grupo Dina's obligation to transfer certain parcels of land to the Company or one of its affiliates. In connection with such Settlement, Parent Company issued additional shares to certain of its stockholders, including JLL Fund III and cancelled a like number of shares held by Grupo Dina. The Settlement Agreement further provided for a mutual release of all claims arising out of the operation and ownership of the Parent Company and the Company, subject to certain specified exceptions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a)       Exhibits

                   None.


               b) Reports on Form 8-K

                   None.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

May 15, 2001                         By:      /s/ HORST O. SIEBEN
                                              ------------------------
                                              Horst O. Sieben
                                              Chief Financial Officer