Form 10-Q
period 2001-06-30
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2001-08-14
CIK 906196

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________


                                    FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                or

  [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 01-12208
                               __________________


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

         The number of shares  outstanding  of the  registrant's  Common  Stock:
1,000 shares as of July 31, 2001.

                                      INDEX



                                                                                                 Page
                                                                                                Number
                                                                                                ------

PART I     FINANCIAL INFORMATION                                                                   2

Item 1.    Financial Statements (Unaudited)

               Condensed Consolidated Statements of  Operation
                    for the Three and Six Months Ended June 30, 2001 and 2000                      3

               Condensed Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000                                            4

               Condensed Consolidated Statements of  Cash Flows
                    for the Three and Six Months Ended June 30, 2001 and 2000                      5

               Notes to Condensed Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                   21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             28


PART       OTHER INFORMATION
II

Item 1.    Legal Proceedings                                                                      29

Item 6.    Exhibits and Reports on Form 8-K                                                       30


           SIGNATURES                                                                             31



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

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 30, 2001, and the results of operations and changes in cash flows for the three and six month periods ended June 30, 2001 and 2000. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the full year.


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

]                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000



                                                                         Three Months Ended         Six Months Ended
                                                                              June 30,                  June 30,
                                                                       ----------------------    ----------------------
                                                                          2001         2000         2001         2000
                                                                       ---------    ---------    ---------    ---------
                                                                                    (dollars in thousands)

Total revenues                                                         $ 209,977    $ 201,026    $ 390,426    $ 360,573
                                                                       ---------    ---------    ---------    ---------

Operating costs and expenses:
     Cost of sales,  exclusive of depreciation and amortization          165,867      152,520      312,499      273,505
     Depreciation and amortization                                         8,487        8,388       16,029       14,799
     Selling, general and administrative expenses                         24,654       22,962       52,639       48,627
     Restructuring costs                                                   3,000         --          3,000         --
                                                                       ---------    ---------    ---------    ---------
Total operating costs and expenses                                       202,008      183,870      384,167      336,931
                                                                       ---------    ---------    ---------    ---------
Operating income                                                           7,969       17,156        6,259       23,642
                                                                       ---------    ---------    ---------    ---------
Other income and (expense):
     Interest expense, net                                               (14,653)     (14,661)     (29,643)     (30,683)
     Loss on sale of notes receivable through securitization                (346)      (3,269)        (785)      (3,269)
     Foreign currency gain (loss)                                         (1,616)       2,370          242        2,185
     Other income (expense)                                                  193         (452)         230       (1,309)
                                                                       ---------    ---------    ---------    ---------
Total other income and (expense)                                         (16,422)     (16,012)     (29,956)     (33,076)
                                                                       ---------    ---------    ---------    ---------
Earnings (loss) before income taxes                                       (8,453)       1,144      (23,697)      (9,434)
Income tax (provision) benefit                                            (1,280)      (1,959)       1,738          384
                                                                       ---------    ---------    ---------    ---------
Net loss                                                               ($  9,733)   ($    815)   ($ 21,959)   ($  9,050)
                                                                       =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                       June 30,   December 31,
                                                                         2001         2000
                                                                      ---------    ---------
                                                                       (dollars in thousands
                                                                       except per share info)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                        $  41,343    $  41,772
     Trade accounts receivable,
           net of allowance of $8,764 and $6,998                         54,486       51,141
     Current portion of notes receivable,
           net of allowance of $1,654  and $1,919                        22,137       17,693
     Inventories                                                        203,141      226,615
     Deferred income taxes                                               18,065       15,954
     Other current assets, including amounts due
           from affiliates of $4,672  and $5,484                         21,665       26,334
                                                                      ---------    ---------
              Total current assets                                      360,837      379,509

Property, plant and equipment, net                                      107,618      112,919
Notes receivable, non-current                                            45,510       39,938
Intangible assets, principally goodwill, net                            202,767      206,683
Deferred income taxes, non-current                                       61,541       60,832
Other non-current assets                                                 33,090       28,033
                                                                      ---------    ---------
              Total assets                                            $ 811,363    $ 827,914
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                 $  65,166    $  69,869
     Accrued compensation                                                12,999        8,099
     Accrued warranties                                                  17,457       15,112
     Accrued income taxes                                                16,157       18,659
     Self insurance reserves                                              3,638        3,021
     Customer deposits                                                   49,917       47,327
     Other current liabilities                                           19,023       18,696
                                                                      ---------    ---------
              Total current liabilities                                 184,357      180,783

Long-term debt                                                          462,148      453,475
Pensions and other benefits                                              19,334       18,454
Deferred income taxes                                                    17,094       18,963
Other deferred items and self insurance reserves                         12,638       16,137
                                                                      ---------    ---------
              Total liabilities                                         695,571      687,812
                                                                      ---------    ---------

Stockholder's equity:
     Common stock ($.01 par value,
          1,000 shares authorized, issued
          and outstanding) and additional capital                       386,596      386,596
     Accumulated deficit                                               (243,776)    (220,609)
     Accumulated other comprehensive income                             (27,028)     (25,885)
                                                                      ---------    ---------
     Total stockholder's equity                                         115,792      140,102
                                                                      ---------    ---------
     Total liabilities and stockholder's equity                       $ 811,363    $ 827,914
                                                                      =========    =========


The accompanying notes are an integral part of these statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


                                                                             Six Months Ended June 30,
                                                                             -------------------------
                                                                                  2001        2000
                                                                                --------    --------
                                                                               (dollars in thousands)

Cash flows provided by (used in) operating activities
     Net loss                                                                   ($21,959)   ($ 9,050)
     Adjustments to reconcile net loss
       to net cash provided by (used in) operations:
        Depreciation and amortization                                             16,029      14,799
        Deferred income taxes                                                     (4,689)     (7,541)
        Loss on sale of notes receivable through securitization                      785       3,269
        Loss on disposal of property and equpment                                    480         223
        Non-cash interest expense                                                  2,192       1,590
        Foreign currency gain                                                       (242)     (2,185)
        Other non-cash items                                                       7,642       8,399
        All other operating activities                                            14,530     (15,139)
                                                                                --------    --------
Net cash provided by (used in) operating activities                               14,768      (5,635)
                                                                                --------    --------
Cash flows provided by (used in) investing activities
        Capital expenditures                                                      (3,097)     (9,424)
        Investment in assets held for lease                                       (3,647)     (1,454)
        Proceeds from disposal of property and equipment                              11       5,133
        Net proceeds from sale of notes receivable through securitization         25,368      76,485
        Change in notes receivable                                               (36,169)    (28,591)
        Discontinued operations, net change                                         --          (532)
                                                                                --------    --------
Net cash provided by (used in) investing activities                              (17,534)     41,617
                                                                                --------    --------
Cash flows provided by (used in) financing activities
        Net change in bank credit facilities                                        --       (55,000)
        Proceeds from Tranche B term loan                                          8,500        --
        Payment of term B loan principal                                            --        (1,665)
        Credit agreement costs                                                    (6,163)       --
        Capital investment, net of transaction costs                                --        49,996
                                                                                --------    --------
Net cash provided by (used in) financing activities                                2,337      (6,669)
                                                                                --------    --------
Net increase (decrease) in cash                                                     (429)     29,313
Cash and cash equivalents at beginning of period                                  41,772      15,630
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $ 41,343    $ 44,943
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


Note 3.  Inventories

         Inventories as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                June 30,   December 31,
                                                  2001         2000
                                               ---------    ---------
                                               (dollars in thousands)

         Raw materials                         $  36,037    $  42,227
         Work in process                          59,116       68,527
         Finished goods                          128,998      135,499
                                               ---------    ---------
                                                 224,151      246,253
         Inventory reserves                      (21,010)     (19,638)
                                               ---------    ---------
                                               $ 203,141    $ 226,615
                                               =========    =========


Note 4.  Notes Receivable

         Notes receivable as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                          June 30,  December 31,
                                                            2001        2000
                                                          --------    --------
                                                         (dollars in thousands)

         Notes receivable, at contract amount             $ 69,301    $ 59,550
         Less: allowance for uncollectible contracts        (1,654)     (1,919)
                                                          --------    --------
         Notes receivable, net                              67,647      57,631
         Less current portion                              (22,137)    (17,693)
                                                          --------    --------
         Long-term notes receivable                       $ 45,510    $ 39,938
                                                          ========    ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 5.  Long-Term Debt

         Outstanding debt as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ---------    ---------
                                                        (dollars in thousands)

  11.25% senior subordinated notes, due 2009            $ 152,250    $ 152,250

  Borrowings under senior secured credit facility:
      Term loan B, due 2006                               303,056      303,056
      Tranche B Loan, due 2006,
          including accrued interest                        8,563         --
                                                        ---------    ---------
                                                          463,869      455,306
  Less unamortized discount on 11.25%
      senior subordinated notes                            (1,721)      (1,831)
                                                        ---------    ---------
                                                        $ 462,148    $ 453,475
                                                        =========    =========

         The senior secured credit facility contains financial covenants that the Company will not exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. The Company was not able to comply with all the financial covenants of the agreement as of March 31, 2001 and, accordingly, effective May 3, 2001, it obtained an amendment to the credit facility that waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the credit agreement's financial covenants through the period ending December 31, 2001, and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA, and minimum excess cash flow, each as defined in the amended credit agreement. The revised covenants were based upon the Company's business plan for the year ending December 31, 2001. As of June 30, 2001, the Company was in compliance with the covenants in place. In addition, the amendment provided for an additional $8.5 million term loan (the "Tranche B Loan"), which bears interest at 5% over the adjusted Eurodollar rate, payable in kind. The Tranche B Loan was funded in May 2001 and an affiliate of Parent Company's majority equity holder, an investment group led by Joseph Littlejohn & Levy Fund III L.P. ("JLL Fund III"), purchased a 100% interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) bear interest at the adjusted Eurodollar rate plus 4% per annum, or the adjusted base rate plus 3% per annum. The Company incurred approximately $6.2 million of fees and expenses relating to the amendment. The Company capitalized approximately $5.9 million of these costs, which are being amortized over the remaining term of the senior secured credit facility.

         As of June 30, 2001, the Company had no borrowings outstanding under the revolving line of credit and had letters of credit totaling $85.5 million drawn against the revolving credit line. The Company had the ability to borrow an additional $58.0 million under the revolving line of credit at June 30, 2001. In May 2001, the Company repaid $32.0 million borrowed under the revolving credit line in January 2001.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 6.  Business Segment Data

         Data for the Company's reportable segments for the three and six month periods ended June 30, 2001 and 2000 was as follows:


                                                    Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                   ----------------------   ----------------------
                                                      2001         2000        2001         2000
                                                   ---------    ---------   ---------    ---------
                                                               (dollars in thousands)

         Revenues:
             Coach Sales                           $ 171,857    $ 160,403   $ 316,567    $ 280,299
             Customer Support Business                35,895       38,414      69,310       75,767
             Finance                                   2,225        2,209       4,549        4,507
                                                   ---------    ---------   ---------    ---------
                                                   $ 209,977    $ 201,026   $ 390,426    $ 360,573
                                                   =========    =========   =========    =========

         Operating income (loss):
             Coach Sales                           $   7,524    $  10,576   $   6,872    $  13,668
             Customer Support Business                   644        5,850         (26)       8,338
             Finance                                    (199)         730        (587)       1,636
                                                   ---------    ---------   ---------    ---------
                                                   $   7,969    $  17,156   $   6,259    $  23,642
                                                   =========    =========   =========    =========


        Total assets as of June 30, 2001 were as follows (dollars in thousands):

         Coach Sales                               $ 497,663
         Customer Support Business                   233,353
         Finance                                      80,347
                                                   ---------
                                                   $ 811,363
                                                   =========


Note 7.  Derivative Instruments and Hedging Activities

         The Company uses financial instruments to hedge or reduce its overall exposure to the effects of currency fluctuations in its cash flows. Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133, as amended, did not have a significant effect on the results of operations or financial condition of the Company. As of June 30, 2001, the Company had recorded a charge to other comprehensive income (loss) of approximately $0.2 million, offset primarily by a current liability, to adjust the fair value of its open hedging instruments to fair value.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 8.  Comprehensive Income (Loss)

         The Company's comprehensive loss for the three and six months ended June 30, 2001 and 2000 consisted of:


                                                          Three Months Ended        Six Months Ended
                                                                June 30,                June 30,
                                                          --------------------   ---------------------
                                                            2001        2000        2001        2000
                                                          --------    --------    --------    --------
                                                                     (dollars in thousands)

         Net loss                                         $ (9,733)   $   (815)   $(21,959)   $ (9,050)
         Other comprehensive loss:
            Unrealized translation gain (loss)               6,213      (3,962)       (931)     (4,599)
            Unrealized gain (loss)
                on hedging instruments                       1,350        --          (212)       --
                                                          --------    --------    --------    --------
                                                          $ (2,170)   $ (4,777)   $(23,102)   $(13,649)
                                                          ========    ========    ========    ========


Note 9.  Commitments and Contingencies

         The Company and certain of its subsidiaries are plaintiffs or defendants to various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at June 30, 2001 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.

         During April 2001, the Company, Parent Company, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), JLL Fund III and others entered into a Settlement Agreement and Release, dated as of April 24, 2001 (the "Settlement Agreement"), pursuant to which, among other things, the parties settled certain disputes among them. Pursuant to the Settlement Agreement, the parties terminated the Master Purchase and Supply Agreement, dated as of June 16, 1999, pursuant to which certain affiliates of Grupo Dina were providing parts and other supplies to the Company. In addition, the Company paid to Grupo Dina $1.6 million, primarily for assets and services provided by Grupo Dina, which funds, along with approximately $250,000 due to the Company's former Chairman, Rafael Gomez Flores, were placed in escrow as security for Grupo Dina's obligation to transfer certain parcels of land to the Company or one of its affiliates. In connection with such Settlement, Parent Company issued additional shares to certain of its stockholders, including JLL Fund III and cancelled a like number of shares held by Grupo Dina. The Settlement Agreement further provided for a mutual release of all claims arising out of the operation and ownership of the Parent Company and the Company, subject to certain specified exceptions.

         The Company entered into an employment agreement effective January 31, 2000 with C. Roberto Cordaro, who was chief executive officer until his resignation effective February 15, 2001. In connection with this resignation, the Company recorded a non-recurring charge of approximately $1.2 million during the first quarter of 2001 for compensation due Mr. Cordaro.


Note 10.  Restructuring Costs

         During the second quarter of 2001, the Company implemented a program to reduce costs and improve operating efficiencies, resulting in a $3.0 million restructuring charge, primarily for employee termination benefits. Under the program, the Company terminated approximately 100 employees, primarily at its Mexican subsidiary. As of June 30, 2001, the Company has paid approximately $2.0 million in benefits and has accrued remaining obligations under the program of approximately $1.0 million as other current liabilities. The restructuring did not result in the closing of any of the Company's facilities.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 11. Changes in Other Operating Activities

         Changes in other operating activities for the six-month periods ended June 30, 2001 and 2000 consisted of:

                                                      Six Months Ended June 30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                        (dollars in thousands)

    Increase in accounts receivable                      $ (7,263)   $(11,428)
    Decrease (increase) in inventories                     19,539      (5,705)
    Decrease in accounts payable                           (4,703)    (17,195)
    Increase (decrease) in accrued income taxes            (2,502)      4,785
    Increase in customer deposits                           2,590      27,706
    All other changes, net                                  6,869     (13,302)
                                                         --------    --------
    Changes in other operating activities                $ 14,530    $(15,139)
                                                         ========    ========


         The amounts presented in the above table are net of non-cash and non-operating changes to the related balance sheet accounts.


Note 12.  EBITDA

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

         The Company's EBITDA for the three and six months ended June 30, 2001 and 2000 consisted of:

                                                                 Three Months        Six Months
                                                                Ended June 30,      Ended June 30,
                                                              -----------------   -----------------
                                                                2001      2000      2001      2000
                                                              -------   -------   -------   -------
                                                                      (dollars in thousands)

         EBITDA:
              Operating income                                $ 7,969   $17,156   $ 6,259   $23,642
              Depreciation and amortization                     8,487     8,388    16,029    14,799
              Restructuring costs                               3,000      --       3,000      --
              Non-recurring costs                                --        --       1,250      --
                                                              -------   -------   -------   -------
                                                              $19,456   $25,544   $26,538   $38,441
                                                              =======   =======   =======   =======


         During the second quarter of 2001, the Company implemented a cost reduction program and incurred a $3.0 million restructuring charge, primarily for employee termination benefits. During the first quarter of 2001, the Company recorded a non-recurring charge of approximately $1.2 million for compensation due its former chief executive officer.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 13  Guarantor/Non-Guarantor Financial Statements

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

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

          Condensed Consolidated of Statement of Operations (Unaudited)



                                                                         Three Months Ended June 30, 2001
                                                            -------------------------------------------------------------
                                                                                         Non-
                                                               MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                            ---------    ---------    ---------    ---------    ---------
                                                                               (dollars in thousands)

Revenues                                                    $    --      $ 173,175    $  82,796    ($ 45,994)   $ 209,977
Cost of sales (exclusive of items shown separately below)        --        131,699       77,152      (42,984)     165,867
Depreciation & amortization expense                               408        5,091        2,988         --          8,487
Tax profit allocation - MCI/MCI Ltd.                             --         (4,530)       4,530         --           --
Selling, general and marketing expenses                           714       14,365        9,575         --         24,654
Restructuring costs                                             1,325         --          1,675         --          3,000
                                                            ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                        (2,447)      26,550      (13,124)      (3,010)       7,969
                                                            ---------    ---------    ---------    ---------    ---------
Interest (expense) income                                     (12,225)      (2,784)         356         --        (14,653)
Loss on sale of notes receivable through securitizaton           --           (346)        --           --           (346)
Foreign currency gain (loss)                                       88         (541)      (1,163)        --         (1,616)
Other income (expense)                                            327          (86)         (48)        --            193
                                                            ---------    ---------    ---------    ---------    ---------
                                                              (11,810)      (3,757)        (855)        --        (16,422)
                                                            ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                             (14,257)      22,793      (13,979)      (3,010)      (8,453)
Income tax (provision) benefit                                  6,393       (8,761)       1,088         --         (1,280)
                                                            ---------    ---------    ---------    ---------    ---------
Net income (loss)                                           ($  7,864)   $  14,032    ($ 12,891)   ($  3,010)   ($  9,733)
                                                            =========    =========    =========    =========    =========


                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Operations (Unaudited)



                                                                           Three Months Ended June 30, 2000
                                                           --------------------------------------------------------------
                                                                                        Non-
                                                               MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                            ---------    ---------    ---------    ---------    ---------
                                                                                (dollars in thousands)

Revenues                                                    $    --      $ 160,398    $  70,610    ($ 29,982)   $ 201,026
Cost of sales (exclusive of items shown separately below)        --        119,982       62,520      (29,982)     152,520
Depreciation & amortization expense                               115        4,798        3,475         --          8,388
Tax profit allocation - MCI/MCI Ltd.                             --          7,124       (7,124)        --           --
Selling, general and marketing expenses                         4,154       14,955        3,853         --         22,962
                                                            ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                        (4,269)      13,539        7,886         --         17,156
                                                            ---------    ---------    ---------    ---------    ---------
Interest (expense) income                                      (8,956)      (5,777)          72         --        (14,661)
Loss on sale of notes receivable through securitizaton           (962)      (2,307)         --          --         (3,269)
Foreign currency gain (loss)                                      (51)         (48)       2,469         --          2,370
Other expense                                                    --            (29)        (423)        --           (452)
                                                            ---------    ---------    ---------    ---------    ---------
                                                               (9,969)      (8,161)       2,118         --        (16,012)
                                                            ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                             (14,238)       5,378       10,004         --          1,144
Income tax (provision) benefit                                  5,601       (2,863)      (4,697)        --         (1,959)
                                                            ---------    ---------    ---------    ---------    ---------
Net income (loss)                                           ($  8,637)   $   2,515    $   5,307    $    --      ($    815)
                                                            =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

          Condensed Consolidated of Statement of Operations (Unaudited)



                                                                                   Six Months Ended June 30, 2001
                                                                   -------------------------------------------------------------
                                                                                               Non-
                                                                      MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                                      (dollars in thousands)

Revenues                                                           $    --      $ 334,323    $ 137,094    ($ 80,991)   $ 390,426
Cost of sales (exclusive of items shown separately below)               --        258,217      132,512      (78,230)     312,499
Depreciation & amortization expense                                      794        9,375        5,860         --         16,029
Tax profit allocation - MCI/MCI Ltd.                                    --          3,955       (3,955)        --           --
Selling, general and marketing expenses                                7,343       28,710       16,586         --         52,639
Restructuring costs                                                    1,325         --          1,675         --          3,000
                                                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                               (9,462)      34,066      (15,584)      (2,761)       6,259
                                                                   ---------    ---------    ---------    ---------    ---------
Interest (expense) income                                            (21,404)      (9,341)       1,102         --        (29,643)
Loss on sale of notes receivable through securitizaton                  --           (785)        --           --           (785)
Foreign currency gain (loss)                                             (17)           5          254         --            242
Other income (expense)                                                   327         (116)          19         --            230
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                     (21,094)     (10,237)       1,375         --        (29,956)
                                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                                    (30,556)      23,829      (14,209)      (2,761)     (23,697)
Income tax (provision) benefit                                        13,758      (10,571)      (1,449)        --          1,738
                                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)                                                  ($ 16,798)   $  13,258    ($ 15,658)   ($  2,761)   ($ 21,959)
                                                                   =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Operations (Unaudited)



                                                                                 Six Months Ended June 30, 2000
                                                                   -------------------------------------------------------------
                                                                                               Non-
                                                                      MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                                       (dollars in thousands)

Revenues                                                           $    --      $ 298,506    $ 134,630    ($ 72,563)   $ 360,573
Cost of sales (exclusive of items shown separately below)               --        225,468      120,600      (72,563)     273,505
Depreciation & amortization expense                                      230        7,698        6,871         --         14,799
Tax profit allocation - MCI/MCI Ltd.                                    --         14,693      (14,693)        --           --
Selling, general and marketing expenses                                7,145       30,222       11,260         --         48,627
                                                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                               (7,375)      20,425       (4,101)        --         23,642
                                                                   ---------    ---------    ---------    ---------    ---------
Interest (expense) income                                            (22,149)      (8,688)         154         --        (30,683)
Loss on sale of notes receivable through securitizaton                  (962)      (2,307)         --          --         (3,269)
Foreign currency gain (loss)                                             (59)         161        2,083         --          2,185
Other expense                                                           --           (157)      (1,152)        --         (1,309)
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                     (23,170)     (10,991)       1,085         --        (33,076)
                                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                                    (30,545)      24,127       (3,016)        --         (9,434)
Income tax (provision) benefit                                        12,478       (4,984)      (7,110)        --            384
                                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)                                                 ($  18,067)   $  19,143   ($  10,126)   $    --     ($   9,050)
                                                                   =========    =========    =========    =========    =========



                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

                Condensed Consolidated Balance Sheet (Unaudited)

                                                                                 June 30, 2001
                                                         -------------------------------------------------------------
                                                                                      Non-
                                                             MCII     Guarantors   Guarantors   Eliminations Consolidated
                                                          ---------    ---------    ---------    ---------    ---------
                                                                             (dollars in thousands)
ASSETS
Current assets:
      Cash and cash equivalents                           $  34,323    $   3,131    $   3,889    $    --      $  41,343
      Trade accounts receivable                                --         44,651        9,813           22       54,486
      Intercompany receivables (payables)                   612,761     (431,252)      27,944     (209,453)        --
      Current portion of notes receivable                      --          5,637       16,500         --         22,137
      Inventories                                              --        150,162       54,069       (1,090)     203,141
      Deferred income taxes                                   4,701       12,415          949         --         18,065
      Other current assets                                   11,816        5,434        4,415         --         21,665
                                                          ---------    ---------    ---------    ---------    ---------
                  Total current assets                      663,601     (209,822)     117,579     (210,521)     360,837

Property plant & equipment                                    1,758       63,623       42,268          (31)     107,618
Notes receivable                                               --         38,909        6,601         --         45,510
Investments in affiliates                                   160,408         --           --       (160,408)        --
Intangibles assets                                            1,654      137,616       63,497         --        202,767
Deferred income taxes- non current                           38,549        6,063       16,929         --         61,541
Other assets                                                 22,943        7,955        2,192         --         33,090
                                                          ---------    ---------    ---------    ---------    ---------
                  Total Assets                            $ 888,913    $  44,344    $ 249,066    ($370,960)   $ 811,363
                                                          =========    =========    =========    =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
      Accounts payable                                    $   3,025    $  36,230    $  25,911     $   --      $  65,166
      Accrued compensation and other benefits                 1,581        5,185        6,233         --         12,999
      Accrued warranties                                       --         14,610        2,847         --         17,457
      Accrued income taxes                                     --           --         15,992          165       16,157
      Self insurance reserves                                 3,638         --           --           --          3,638
      Customer deposits                                        --         48,922          995         --         49,917
      Other current liabilities                               6,742        7,504        4,777         --         19,023
                                                          ---------    ---------    ---------    ---------    ---------
                  Total current liabilities                  14,986      112,451       56,755          165      184,357

      Long-term debt                                        462,148         --           --           --        462,148
      Pensions and other benefits                            14,818         --          4,516         --         19,334
      Deferred income taxes                                  13,023         --          4,071         --         17,094
      Other deferred items & self insurance reserves          3,289        9,349         --           --         12,638
                                                          ---------    ---------    ---------    ---------    ---------
                  Total liabilites                          508,264      121,800       65,342          165      695,571
                                                          ---------    ---------    ---------    ---------    ---------
Stockholder's equity:
      Common stock and additional capital                   623,245      124,612      120,623     (481,884)     386,596
      Accumulated earnings (deficit)                       (242,560)    (202,018)      89,773      111,029     (243,776)
      Accumulated other comprehensive income                    (36)         (50)     (26,672)        (270)     (27,028)
                                                          ---------    ---------    ---------    ---------    ---------
                  Total stockholder's equity                380,649      (77,456)     183,724     (371,125)     115,792
                                                          ---------    ---------    ---------    ---------    ---------
                  Total liabilities and
                      stockholder's equity                $ 888,913    $  44,344    $ 249,066    ($370,960)   $ 811,363
                                                          =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

                Condensed Consolidated Balance Sheet (Unaudited)

                                                                               December 31, 2000
                                                          -------------------------------------------------------------
                                                                                       Non-
                                                             MCII     Guarantors   Guarantors   Eliminations Consolidated
                                                          ---------    ---------    ---------    ---------    ---------
                                                                              (dollars in thousands)
ASSETS
Current assets:
      Cash and cash equivalents                           $  34,924    $   2,120    $   4,728    $    --      $  41,772
      Trade accounts receivable                                --         37,031       14,110         --         51,141
      Intercompany receivables (payables)                   656,854     (478,855)      31,457     (209,456)        --
      Current portion of notes receivable                      --          4,073       13,620         --         17,693
      Inventories                                              --        168,467       59,226       (1,078)     226,615
      Deferred income taxes                                   2,301       12,943          710         --         15,954
      Other current assets                                   11,600       11,363        3,371         --         26,334
                                                          ---------    ---------    ---------    ---------    ---------
                  Total current assets                      705,679     (242,858)     127,222     (210,534)     379,509

      Property plant & equipment                              2,267       64,903       45,780          (31)     112,919
      Notes receivable                                         --         26,468       13,470         --         39,938
      Investments in affiliates                             160,386         --           --       (160,386)        --
      Intangibles assets                                      1,679      139,862       65,142         --        206,683
      Deferred income taxes- non current                     22,399       22,451       15,982         --         60,832
      Other assets                                           18,794        6,913        2,326         --         28,033
                                                          ---------    ---------    ---------    ---------    ---------
                  Total Assets                            $ 911,204    $  17,739    $ 269,922    ($370,951)   $ 827,914
                                                          =========    =========    =========    =========    =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
      Accounts payable                                    $   8,368    $  31,994    $  29,507    $    --      $  69,869
      Accrued compensation and other benefits                   323        3,926        3,850         --          8,099
      Accrued warranties                                       --         12,708        2,404         --         15,112
      Accrued income taxes                                     --           --         18,490          169       18,659
      Self insurance reserves                                 3,021         --           --           --          3,021
      Customer deposits                                        --         45,549        1,778         --         47,327
      Other current liabilities                               9,165        4,989        4,542         --         18,696
                                                          ---------    ---------    ---------    ---------    ---------
                  Total current liabilities                  20,877       99,166       60,571          169      180,783
      Long-term debt                                        453,475         --           --           --        453,475
      Pensions and other benefits                            13,947         --          4,507         --         18,454
      Deferred income taxes                                  14,715         --          4,248         --         18,963
      Other deferred items & self insurance reserves          5,408       10,729         --           --         16,137
                                                          ---------    ---------    ---------    ---------    ---------
                  Total liabilites                          508,422      109,895       69,326          169      687,812
                                                          ---------    ---------    ---------    ---------    ---------
Stockholder's equity:
      Common stock and additional capital                   623,245      124,612      120,623     (481,884)     386,596
      Accumulated earnings (deficit)                       (220,427)    (216,768)     105,553      111,033     (220,609)
      Accumulated other comprehensive income                    (36)        --        (25,580)        (269)     (25,885)
                                                          ---------    ---------    ---------    ---------    ---------
                  Total stockholder's equity                402,782      (92,156)     200,596     (371,120)     140,102
                                                          ---------    ---------    ---------    ---------    ---------
                  Total liabilities and
                      stockholder's equity                $ 911,204    $  17,739    $ 269,922    ($370,951)   $ 827,914
                                                          =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

         Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                                Six Months Ended June 30, 2001
                                                                   ----------------------------------------------------------
                                                                                             Non-
                                                                     MCII     Guarantors  Guarantors Eliminations Consolidated
                                                                   --------    --------    --------    --------    --------
                                                                                   (dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)                                                  ($16,798)   $ 13,258    ($15,658)   ($ 2,761)   ($21,959)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                       794       9,375       5,860        --        16,029
    Deferred income taxes                                           (20,242)     16,916      (1,363)       --        (4,689)
    Loss on sale of notes receivable through securitization            --           785        --          --           785
    Loss on disposal of property and equipment                         --            91         389        --           480
    Non-cash interest expense                                         2,192        --          --          --         2,192
    Foreign currency (gain) loss                                         17          (5)       (254)       --          (242)
    Other non-cash items                                               (365)      1,665       6,342        --         7,642
    All other operating activities                                   32,056     (21,882)      1,595       2,761      14,530
                                                                   --------    --------    --------    --------    --------
Net cash provided by (used in) operating activities                  (2,346)     20,203      (3,089)       --        14,768
                                                                   --------    --------    --------    --------    --------
Cash flows provided by (used in) investing activities
    Capital expenditures                                               (592)       (755)     (1,750)       --        (3,097)
    Investment in assets held for lease                                --        (3,647)       --          --        (3,647)
    Proceeds from disposal of property and equipment                   --          --            11        --            11
    Net proceeds from sale of
         notes receivable through securitization                       --        25,368        --          --        25,368
    Other changes in notes receivable                                  --       (40,158)      3,989        --       (36,169)
                                                                   --------    --------    --------    --------    --------
Net cash provided by (used in) investing activities                    (592)    (19,192)      2,250        --       (17,534)
                                                                   --------    --------    --------    --------    --------
Cash provided by (used in) financing activities
    Proceeds from Tranche B term loan                                 8,500        --          --          --         8,500
    Credit agreement costs                                           (6,163)       --          --          --        (6,163)
                                                                   --------    --------    --------    --------    --------
Net cash provided by (used in) financing activities                   2,337        --          --          --         2,337
                                                                   --------    --------    --------    --------    --------
Net increase (decrease) in cash                                        (601)      1,011        (839)       --          (429)
Cash and cash equivalents at beginning of period                     34,924       2,120       4,728        --        41,772
                                                                   --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                         $ 34,323    $  3,131    $  3,889    $   --      $ 41,343
                                                                   ========    ========    ========    ========    ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                  Six Months Ended June 30, 2000
                                                                     ------------------------------------------------------------
                                                                                              Non-
                                                                       MCII     Guarantors  Guarantors  Eliminations Consolidated
                                                                     --------    --------    --------    -----------   --------
                                                                                       (dollars in thousands)


Cash flows provided by (used in) operating activities:
Net income (loss)                                                    ($18,067)   $  4,450    $  4,567    $      --     ($ 9,050)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                         230       7,698       6,871           --       14,799
    Deferred income taxes                                              (7,092)        276        (725)          --       (7,541)
    Loss on sale of notes receivable through securitization               962       2,307        --             --        3,269
    Loss on sale of property                                               37          29         157           --          223
    Non-cash interest expense                                           1,590        --          --             --        1,590
    Foreign currency (gain) loss                                           59        (161)     (2,083)          --       (2,185)
    Other non-cash items                                                  (59)      4,752       3,706           --        8,399
    All other operating activities                                      6,465       4,524     (26,128)          --      (15,139)
                                                                     --------    --------    --------    -----------   --------
Net cash provided by (used in) operating activities                   (15,875)     23,875     (13,635)          --       (5,635)
                                                                     --------    --------    --------    -----------   --------
Cash flows provided by (used in) investing activities
    Capital expenditures                                                  (68)     (4,927)     (4,429)          --       (9,424)
    Investment in assets held for lease                                  --        (1,454)       --             --       (1,454)
    Proceeds from sale of property and equipment                         --         5,043          90           --        5,133
    Net proceeds from sale of
         notes receivable through securitization                         --        76,485        --             --       76,485
    Change in notes receivable                                           --       (28,927)        336           --      (28,591)
    Other                                                                --          (532)       --             --         (532)
                                                                     --------    --------    --------    -----------   --------
Net cash provided by (used in) investing activities                       (68)     45,688      (4,003)          --       41,617
                                                                     --------    --------    --------    -----------   --------
Cash flows provided by (used in) financing activities
    Net change in bank credit facilities                              (55,000)       --          --             --      (55,000)
    Payment of term B loan principal                                   (1,665)       --          --             --       (1,665)
    Net change in related party receivables/payables                   52,969     (65,522)     12,553           --         --
    Capital investment, net of transaction costs                       49,996        --          --             --       49,996
                                                                     --------    --------    --------    -----------   --------
Net cash provided by (used in) financing activities                    46,300     (65,522)     12,553           --       (6,669)
                                                                     --------    --------    --------    -----------   --------
Net increase (decrease) in cash                                        30,357       4,041      (5,085)          --       29,313
Cash and cash equivalents at beginning of period                        4,163       2,204       9,263           --       15,630
                                                                     --------    --------    --------    -----------   --------
Cash and cash equivalents at end of period                           $ 34,520    $  6,245    $  4,178    $      --     $ 44,943
                                                                     ========    ========    ========    ===========   ========


                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)


Note 14.  Recently Issued Accounting Standards

         On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the six months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of $3.2 million and $3.3 million, respectively. Management is currently evaluating the methodologies for determining the impairment, if any, of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at June 30, 2001 is $202.8 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion supplements the information found in our historical financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had long-term debt outstanding of approximately $462.1 million, consisting of borrowings of $311.6 million under our senior secured credit facility and approximately $150.5 million of 11.25 % senior subordinated notes, net of unamortized discount, due 2009. We had an additional $58.0 million of borrowings available to us under our senior secured credit facility. Principal on the term loans initially issued under our senior secured credit facility is required to be repaid in quarterly installments through March 31, 2006, with a final payment due on June 30, 2006. We made an optional $5.0 million prepayment on the term loan in December 2000 and elected, in accordance with provisions of the senior secured credit facility, to apply this prepayment against quarterly payments due in 2001. Our intention is to fund future quarterly payments through the senior secured credit facility. Our principal liquidity requirements are for debt service requirements under the senior subordinated notes and our senior secured credit facility, and for working capital and capital expenditures. Historically, we have funded our capital and operating requirements with a combination of cash on hand, operating cash flow, proceeds from asset sales, and proceeds from credit facilities and other debt borrowings. We expect to rely on internally generated funds and, to the extent necessary, borrowings under our senior secured credit facility to meet our liquidity needs in the foreseeable future. See discussion on "Status of Credit Facilities" below for recent developments relating to our senior secured credit facility.

         Our cash and cash equivalents decreased $0.4 million to $41.3 million at June 30, 2001. Operating activities and financing activities provided cash flows of $14.8 million and $2.3 million, respectively. Investing activities used $17.5 million of cash flows.

Cash Flows

         Operating Activities

         During the six months ended June 30, 2001, our operating activities provided cash flows of $14.8 million. Cash was provided primarily by a decrease in inventories.

         Investing Activities

         We realized $25.4 million in proceeds from the securitization of our qualifying notes receivable and invested proceeds of $36.2 million, net of collections, to finance customer coach purchases during the six months ended June 30, 2001. Our capital expenditures during 2001 totaled $3.1 million.

         Financing Activities

         We borrowed $32.0 million under our revolving credit facility in January 2001, which was repaid in May 2001. In May 2001, we borrowed $8.5 million on a new term loan. See "Status of Credit Facilities" below for a discussion of the new term loan.

         Our working capital decreased to $176.5 million at June 30, 2001 from $198.7 million at December 31, 2000. The working capital decrease is primarily due to management's efforts to decrease inventory levels.

Status of Credit Facilities

         As of June 30, 2001, we had borrowings of $311.6 million outstanding under our senior secured credit facility and approximately $152.0 million of 11.25% senior subordinated notes due 2009.

          The senior secured credit agreement contains financial covenants that do not permit us to exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. We were not able to comply with all the financial covenants of the agreement as of March 31, 2001and, accordingly, effective May 3, 2001, we obtained an amendment to the credit facility that waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the credit agreement's financial covenants through the period ending December 31, 2001, and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA, and minimum excess cash flow, each as defined in the amended credit agreement. The revised covenants were based upon our business plan for the year ending December 31, 2001. As of June 30, 2001, we were in compliance with the covenants in place. In addition, the amendment provided for an additional $8.5 million term loan, the Tranche B Loan, which bears interest at 5% over the adjusted Eurodollar rate, payable in kind. The Tranche B Loan was funded in May 2001 and an affiliate of Parent Company's majority equity holder, an investment group led by Joseph Littlejohn & Levy Fund III L.P. ("JLL Fund III"), purchased a 100% interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) bear interest at the adjusted Eurodollar rate plus 4% per annum or the adjusted base rate plus 3% per annum.

         As of June 30, 2001, we had no outstanding borrowings under the revolving line of credit and had letters of credit totaling $85.5 million drawn against the revolving credit line. We had the ability to borrow an additional $58.0 million under the revolving line of credit at June 30, 2001. In May 2001, we repaid the $32.0 million we borrowed under the revolving credit line in January 2001.


Securitization Transaction

          During the second quarter of 2000, we completed the asset securitization transaction permitted under terms of the amendments to our senior secured credit facility. We executed several agreements in conjunction with this asset securitization transaction (together referred to as "Asset Securitization Agreement"), allowing us to sell qualifying receivables and financing leases to a qualified securitization entity up to an aggregate outstanding amount of $250 million. Under the terms of the Asset Securitization Agreement, we sold a substantial portion of our portfolio to MCII Funding II, Inc., an unconsolidated affiliated company, at 97% of the remaining principal balance. MCII Funding II, Inc., then sold these receivables and leases at 100% of the remaining principal balance to the Special Purpose Accounts Receivable Cooperative Corporation ("SPARC"). We recognized losses on the sale of notes to MCII Funding II, Inc. while MCII Funding II, Inc. recognized gains on the sale of the notes to SPARC. During the six months ended June 30, 2001, we recognized net proceeds from securitization transactions of $25.4 million. As of June 30, 2001, we had no availability to sell additional receivables under the Asset Securitization Agreement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000

OVERVIEW

Revenues

         Revenues for the three months ended June 30, 2001were $210.0 million, an increase of $9.0 million, or 4.5% from $201.0 million for the comparable period of 2000. Revenues from coach sales during the three months ended June 30, 2001 increased $11.5 from the comparable period of 2000, primarily due to an overall increase in unit deliveries. Revenues from our Customer Support business during the three months ended June 30, 2001 decreased $2.5 million from the comparable period of 2000, primarily due to product availability issues.

Gross Profit

         Gross profit for the three months ended June 30, 2001 was $44.1 million, a decrease of $4.4 million, or 9.1% from $48.5 million for the comparable period of 2000. Our gross profit margin decreased to 21.0% in the three months ended June 30, 2001, as compared to 24.1% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

Operating Expenses

         Selling, general and administrative expenses for the three months ended June 30, 2001 of $24.7 million increased $1.7 million, or 7.4%, from $23.0 million for the comparable period of 2000. The increase is due to costs related to increased revenue and new product introduction costs, partially offset by the effect of management's program to reduce operating costs as discussed below.

         During the second quarter of 2001, the Company implemented a program to reduce costs and improve operating efficiencies, resulting in a $3.0 million restructuring charge, primarily for employee termination benefits.

Operating Income (Loss)

         Operating income for the three months ended June 30, 2001 totaled $8.0 million, as compared to operating income of $17.2 million during the comparable period of 2000. The decrease in operating income is primarily due to the reduction in gross profit and the 2001 restructuring charge as discussed above.

Other Income (Expense)

         During the second quarter of 2000, we entered into a series of asset securitization transactions resulting in the sale of receivables to an unconsolidated affiliated company at 97% of the principal. During the three months ended June 30, 2001 we realized losses on the securitization of notes receivable of $0.3 million as compared to losses of $3.3 million during the comparable period of 2000. The decrease in securitization losses in 2001 is primarily due to the volume of the initial securitization transaction in the second quarter of 2000.

         Foreign currency losses were $1.6 million for the three months ended June 30, 2001 as compared to a foreign currency gain of $2.4 million for the comparable period of 2000. During the three months ended June 30, 2001 we experienced currency losses at our Canadian subsidiary, Motor Coach Industries Limited.

         Other expense of $0.5 million for the three months ended June 30, 2000 was primarily attributable to losses on disposal of equipment at our Mexican manufacturing facility.

Income Taxes

         We incurred a loss before income taxes of $8.5 million during the three months ended June 30, 2001, as compared to income before income taxes of $1.1 million during the comparable period of 2000. The income tax provision for the three months ended June 30, 2001 was $1.3 million as compared to an income tax provision of $2.0 million for the comparable period of 2000. The income tax provision decrease between the two comparable periods was the result of an increase in the operating loss of our Mexican subsidiary and the effect of expenses that are not deductible for income tax purposes. We are not able to recognize an income tax benefit on the operating loss of our Mexican subsidiary.


SEGMENT RESULTS

         The following table presents revenues and operating income (loss) for each of the Company's business segments for the three month periods ended June 30, 2001 and 2000.

                                                   Three Months Ended June 30,
                                                     ----------------------
                                                       2001         2000
                                                     ---------    ---------
                                                     (dollars in thousands)

         Revenues:
             Coach sales                             $ 171,857    $ 160,403
             Customer Support Business                  35,895       38,414
             Finance                                     2,225        2,209
                                                     ---------    ---------
                                                     $ 209,977    $ 201,026
                                                     =========    =========

         Operating income (loss):
             Coach sales                             $   7,524    $  10,576
             Customer Support Business                     644        5,850
             Finance                                      (199)         730
                                                     ---------    ---------
                                                     $   7,969    $  17,156
                                                     =========    =========


Coach Sales

         Revenues from coach sales of $171.9 million for the three months ended June 30, 2001 increased by $11.5 million, or 7.1%, from $160.4 million during the comparable period of 2000. Revenue from sales of new coaches increased by $9.9 million, or 6.6%, over the comparable period of 2000. An overall increase in coach deliveries to the public sector was partially offset by decreased coach deliveries to national coach fleet operators and independent tour and charter operators. Pre-owned coach revenue during the three months ended June 30, 2001 increased $1.6 million, or 13.5%, over the comparable period of 2000. Our average selling price of pre-owned coaches increased during the three months ended June 30, 2001, as compared to the prior year period due to a more favorable sales mix.

         Our gross profit margin from coach sales decreased to 19.9% during the three months ended June 30, 2001 as compared to 21.1% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         Our operating income from coach sales was $7.5 million for the three months ended June 30, 2001 as compared to operating income of $10.6 million during the comparable period of 2000. The decrease in operating income is primarily due to restructuring costs and new product introduction costs incurred in 2001.


Customer Support Business

         Revenues from our Customer Support Business of $35.9 million for the three months ended June 30, 2001 decreased by $2.5 million, or 6.6%, from $38.4 million during the comparable period of 2000. The revenue decrease is primarily due to product availability problems resulting from the acquisition of a component parts supplier by a major competitor. See also Legal Proceedings for recent developments.

         The gross profit margin from our Customer Support Business for the three months ended June 30, 2001 decreased to 21.8% in 2001 from 32.4% during the comparable period of 2000. The decrease in the gross margin percentage is attributable to lower sales volume and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         Our operating income from our Customer Support Business was $0.6 million for the three months ended June 30, 2001, as compared to operating income of $5.8 million during the comparable period of 2000. Our operating income decline is due primarily to the revenue decline and to the decrease in gross margin.

Finance Operations

         Revenues from our Finance Operations were $2.2 million for the three months ended June 30, 2001 as compared to $2.2 million during the comparable period of 2000.

         Our operating loss from our Finance Operations for the three months ended June 30, 2001 was $0.2 million, as compared to operating income of $0.7 during the comparable period of 2000. The 2001 operating loss was due primarily to an increase in the provision for doubtful accounts versus 2000.


Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

OVERVIEW

Revenues

         Revenues for the six months ended June 30, 2001were $390.4 million, an increase of $29.9 million, or 8.3% from $360.6 million for the comparable period of 2000. Revenues from coach sales during the six months ended June 30, 2001 increased $36.3 million from the comparable period of 2000, primarily due to an overall increase in unit deliveries. Revenues from our Customer Support business during the six months ended June 30, 2001 decreased $6.5 million from the comparable period of 2000, primarily due to product availability issues.

Gross Profit

         Gross profit for the six months ended June 30, 2001 was $77.9 million, a decrease of $9.2 million, or 10.5% from $87.1 million for the comparable period of 2000. Our gross profit margin decreased to 20.0% in the six months ended June 30, 2001, as compared to 24.1% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

Operating Expenses

         Depreciation and amortization expense for the six months ended June 30, 2001 of $16.0 million increased $1.2 million, or 8.3%, over the comparable period of 2000. The increase is primarily due to the effect of capital expenditures during the second half of 2000.

         Selling, general and administrative expenses for the six months ended June 30, 2001 of $52.6 million increased $4.0 million, or 8.3%, from $48.6 million for the comparable period of 2000. The increase is due primarily to a non-recurring compensation charge of approximately $1.2 million relating to an employment agreement with our former chief executive officer, who resigned in February 2001, and costs related to increased revenue and new product introduction costs.

         During the second quarter of 2001, the Company implemented a program to reduce costs and improve operating efficiencies, resulting in a $3.0 million restructuring charge, primarily for employee termination benefits.

Operating Income (Loss)

         Operating income for the six months ended June 30, 2001 totaled $6.3 million, as compared to operating income of $23.6 million during the comparable period of 2000. The decrease in operating income is primarily due to the reduction in gross profit and increased operating expenses as discussed above.

Other Income (Expense)

         Interest expense for the six months ended June 30, 2001 of $29.6 million decreased $1.1 million, or 3.4%, from $30.7 million for the comparable period of 2000 due to a reduction in our overall level of borrowings as well as lower average interest rates.

         During the second quarter of 2000, we entered into a series of asset securitization transactions resulting in the sale of receivables to an unconsolidated affiliated company at 97% of the principal. During the six months ended June 30, 2001 we realized losses on the securitization of notes receivable of $0.8 million as compared to losses of $3.3 million during the comparable period of 2000. The decrease in securitization losses in 2001 is due to the volume of the initial securitization transaction in the second quarter of 2000.

         Foreign currency gains were $.2 million for the six months ended June 30, 2001 as compared to foreign currency gains of $2.2 million for the comparable period of 2000. During the six months ended June 30, 2000 we experienced currency gains at our Canadian subsidiary, Motor Coach Industries Limited.

         Other expense of $1.3 million for the six months ended June 30, 2000 was primarily attributable to losses on disposal of equipment at our Mexican manufacturing facility.

Income Taxes

         Our loss before income taxes increased to $23.7 million during the six months ended June 30, 2001, as compared to a loss before income taxes of $9.4 million during the comparable period of 2000. The income tax benefit for the six months ended June 30, 2001 was $1.7 million as compared to an income tax benefit of $0.4 million for the comparable period of 2000. The income tax benefit increase between the two comparable periods was the result of the increase in our loss before income taxes, partially offset by an increase in the operating loss of our Mexican subsidiary and the effect of expenses that are not deductible for income tax purposes. We are not able to recognize an income tax benefit on the operating loss of our Mexican subsidiary.


SEGMENT RESULTS

         The following table presents revenues and operating income (loss) for each of the Company's business segments for the six month periods ended June 30, 2001 and 2000.

                                                  Six Months Ended June 30,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
                                                   (dollars in thousands)

         Revenues:
             Coach sales                           $ 316,567    $ 280,299
             Customer Support Business                69,310       75,767
             Finance                                   4,549        4,507
                                                   ---------    ---------
                                                   $ 390,426    $ 360,573
                                                   =========    =========

         Operating income (loss):
             Coach sales                           $   6,872    $  13,668
             Customer Support Business                   (26)       8,338
             Finance                                    (587)       1,636
                                                   ---------    ---------
                                                   $   6,259    $  23,642
                                                   =========    =========

Coach Sales

         Revenues from coach sales of $316.6 million for the six months ended June 30, 2001 increased by $36.3 million, or 12.9%, from $280.3 million during the comparable period of 2000. Revenue from sales of new coaches increased by $33.9 million, or 13.1%, over the comparable period of 2000. An overall increase in coach deliveries to the public sector was partially offset by decreased coach deliveries to national coach fleet operators and independent tour and charter operators. Pre-owned coach revenue during the six months ended June 30, 2001 increased $2.4 million, or 10.9%, over the comparable period of 2000. Our average selling price of pre-owned coaches increased during the six months ended June 30, 2001, as compared to the prior year period due to a more favorable sales mix.

         Our gross profit margin from coach sales decreased to 18.7% during the six months ended June 30, 2001 as compared to 21.7% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         Our operating income from coach sales was $6.9 million for the six months ended June 30, 2001 as compared to operating income of $13.7 million during the comparable period of 2000. The decrease in operating income is primarily due to the reduction in gross profit margin, costs related to increased revenue, new product introduction costs and restructuring costs incurred in 2001.


Customer Support Business

         Revenues from our Customer Support Business of $69.3 million for the six months ended June 30, 2001 decreased by $6.5 million, or 8.5%, from $75.8 million during the comparable period of 2000. During the six months ended June 30, 2001, we continued to experience product availability problems due to the acquisition of a component parts supplier by a major competitor. See also Legal Proceedings for recent developments.
         .
         The gross profit margin from our Customer Support Business for the six months ended June 30, 2001 decreased to 21.0% in 2001 from 28.8% during the comparable period of 2000. The decrease in the gross margin percentage is attributable to market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         During the six months ended June 30, 2001 our Customer Support Business had a minor operating loss, as compared to operating income of $8.4 million during the comparable period of 2000. The 2001 decrease in operating income is due primarily to the revenue decline and to the decrease in gross margin.


Finance Operations

         Revenues from our Finance Operations of $4.5 million for the six months ended June 30, 2001 were unchanged from the comparable period of 2000.

         Our operating loss from our Finance Operations for the six months ended June 30, 2001 was $0.6 million, as compared to operating income of $1.6 during the comparable period of 2000. The operating loss was due primarily to an increase in the provision for doubtful accounts versus 2000.

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

         Our obligations under the senior secured credit facility include interest at floating rates, based on certain quoted rates. We are sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $311.6 million of borrowings under the facility as of June 30, 2001, would result in additional annual interest expense of approximately $3.1 million ($1.9 million after tax) to us and would not be material to our cash flow or financial position.

         As a company with multi-national operations, certain of our transactions are denominated in foreign currencies. We use financial instruments to hedge or reduce our overall exposure to the effects of currency fluctuations in our cash flows. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Our policy is not to speculate in such financial instruments for profit or gain. At June 30, 2001, we had open hedging instruments, expiring at various dates through December 2001, to purchase approximately $46.1 million Canadian dollars for approximately $29.9 million US dollars.

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

         In December 1999, we filed a complaint in arbitration against Novabus of America, Inc. and Novabus Parts, Inc. (collectively "Novabus") in which we contended, among other things, that Novabus breached its agreement with us by instructing third-party suppliers of RTS aftermarket parts to discontinue selling such parts to us. On May 23, 2001, the arbitration panel rendered a decision finding that Novabus violated the subject agreement by, among other things, causing third-party suppliers to discontinue selling RTS proprietary parts to us, and ordered that Novabus forthwith notify such suppliers that we are entitled to purchase such parts. The panel further ordered that the issue of damages be remanded to the parties for a period of 90 days after which the panel would schedule a hearing if the parties are unable to reach agreement as to our damages.

         During April 2001, the Company, Parent Company, Consorcio G Grupo Dina, S.A. de C.V. ("Grupo Dina"), JLL Fund III and others entered into a Settlement Agreement and Release, dated as of April 24, 2001 (the "Settlement Agreement"), pursuant to which, among other things, the parties settled certain disputes among them. Pursuant to the Settlement Agreement, the parties terminated the Master Purchase and Supply Agreement, dated as of June 16, 1999, pursuant to which certain affiliates of Grupo Dina were providing parts and other supplies to the Company. In addition, the Company paid to Grupo Dina $1.6 million, primarily for assets and services provided by Grupo Dina, which funds, along with approximately $250,000 due to the Company's former Chairman, Rafael Gomez Flores, were placed in escrow as security for Grupo Dina's obligation to transfer certain parcels of land to the Company or one of its affiliates. In connection with such Settlement, Parent Company issued additional shares to certain of its stockholders, including JLL Fund III and cancelled a like number of shares held by Grupo Dina. The Settlement Agreement further provided for a mutual release of all claims arising out of the operation and ownership of the Parent Company and the Company, subject to certain specified exceptions.

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



                                MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

August  14, 2001                By:      /s/ HORST O. SIEBEN
                                     ------------------------------------
                                             Horst O. Sieben
                                             Chief Financial Officer