Form 10-Q
period 2001-09-30
MOTOR COACH INDUSTRIES INTERNATIONAL INC
filed 2001-11-13
CIK 906196

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                    FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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


       The number of shares outstanding of the registrant's Common Stock:
                      1,000 shares as of October 31, 2001.

--------------------------------------------------------------------------------

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I     FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements (Unaudited)

               Condensed Consolidated Statements of Operations              3
                    for the Three and Nine Months
                    Ended September 30, 2001 and 2000

               Condensed Consolidated Balance Sheets                        4
                    September 30, 2001 and December 31, 2000

               Condensed Consolidated Statements of  Cash Flows             5
                    for the Nine Months Ended
                    September 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements         6

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations               21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      29


PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                               30

Item 6.    Exhibits and Reports on Form 8-K                                30


           SIGNATURES                                                      31

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

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 30, 2001, and the results of operations and changes in cash flows for the three and nine month periods ended September 30, 2001 and 2000. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the full year.


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

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                           Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                         ------------------------------------------------
                                                            2001         2000         2001         2000
                                                         ---------    ---------    ---------    ---------
                                                                      (dollars in thousands)

Total revenues                                           $ 166,424    $ 140,037    $ 557,749    $ 501,144
                                                         ---------    ---------    ---------    ---------
Operating costs and expenses:
     Cost of sales,
       exclusive of depreciation and amortization          129,216      113,904      442,614      387,943
     Depreciation and amortization                           9,806        7,524       25,835       22,323
     Selling, general and administrative expenses           24,184       25,134       76,823       73,761
     Restructuring costs                                      --           --          3,000         --
                                                         ---------    ---------    ---------    ---------
Total operating costs and expenses                         163,206      146,562      548,272      484,027
                                                         ---------    ---------    ---------    ---------
Operating income (loss)                                      3,218       (6,525)       9,477       17,117
                                                         ---------    ---------    ---------    ---------
Other income (expense):
     Interest expense, net                                 (14,010)     (14,501)     (43,653)     (45,184)
     Loss on sale of notes receivable
       through securitization                                 --           (780)        (785)      (4,049)
     Foreign currency gain (loss)                             (189)        (388)          53        1,797
     Other income (expense)                                   (224)         384            6         (925)
                                                         ---------    ---------    ---------    ---------
Total other income and (expense)                           (14,423)     (15,285)     (44,379)     (48,361)
                                                         ---------    ---------    ---------    ---------

Loss before income taxes                                   (11,205)     (21,810)     (34,902)     (31,244)
Income tax benefit                                           4,806        7,517        6,544        7,901
                                                         ---------    ---------    ---------    ---------
Net loss                                                 ($  6,399)   ($ 14,293)   ($ 28,358)   ($ 23,343)
                                                         =========    =========    =========    =========


   The accompanying notes are an integral part of these financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   September 30,   December 31,
                                                                        2001            2000
                                                                     ---------       ---------
                                                                       (dollars in thousands
                                                                       except per share info)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $  76,987       $  41,772
     Trade accounts receivable,
        net of allowance of $6,726 and $6,998                           67,223          51,141
     Current portion of notes receivable,
        net of allowance of $888 and $1,919                             18,716          17,693
     Inventories                                                       186,800         226,615
     Deferred income taxes                                              17,789          15,954
     Other current assets, including amounts due
           from affiliates of $5,081 and $5,484                         20,558          26,334
                                                                     ---------       ---------
             Total current assets                                      388,073         379,509

Property, plant and equipment, net                                     112,994         112,919
Notes receivable, non-current                                           48,546          39,938
Intangible assets, principally goodwill, net                           198,575         206,683
Deferred income taxes, non-current                                      73,051          60,832
Other non-current assets                                                32,178          28,033
                                                                     ---------       ---------
             Total assets                                            $ 853,417       $ 827,914
                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                                                $  70,280       $  69,869
     Accrued compensation                                               11,879           8,099
     Accrued warranties                                                 17,996          15,112
     Accrued income taxes                                               16,428          18,659
     Self insurance reserves                                             3,800           3,021
     Customer deposits                                                  88,921          47,327
     Other current liabilities                                          23,058          18,696
                                                                     ---------       ---------
             Total current liabilities                                 232,362         180,783

Long-term debt                                                         462,393         453,475
Pensions and other benefits                                             18,866          18,454
Deferred income taxes                                                   24,070          18,963
Other deferred items and self insurance reserves                        11,359          16,137
                                                                     ---------       ---------
             Total liabilities                                         749,050         687,812
                                                                     ---------       ---------
Stockholder's equity:
     Common stock ($.01 par value,
        1,000 shares authorized, issued
        and outstanding) and additional capital                        386,596         386,596
     Accumulated deficit                                              (250,175)       (220,609)
     Accumulated other comprehensive income                            (32,054)        (25,885)
                                                                     ---------       ---------
     Total stockholder's equity                                        104,367         140,102
                                                                     ---------       ---------
     Total liabilities and stockholder's equity                      $ 853,417       $ 827,914
                                                                     =========       =========

   The accompanying notes are an integral part of these financial statements.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                            September 30,
                                                                      ------------------------
                                                                         2001           2000
                                                                      ---------      ---------
                                                                       (dollars in thousands)

Cash flows provided by (used in) operating activities
   Net loss                                                           $ (28,358)     $ (23,343)
   Adjustments to reconcile net loss
      to net cash provided by (used in) operations:
        Depreciation and amortization                                    25,835         22,323
        Deferred income taxes                                            (8,947)        (9,711)
        Loss on sale of notes receivable through securitization             785          4,049
        Loss on disposal of property and equipment                          216            356
        Non-cash interest expense                                         3,534          2,413
        Foreign currency gain                                               (53)        (1,797)
        Other non-cash items                                              8,267          5,288
        All other operating activities                                   52,304         (2,716)
                                                                      ---------      ---------
Net cash provided by (used in) operating activities                      53,583         (3,138)
                                                                      ---------      ---------

Cash flows provided by (used in) investing activities
        Capital expenditures                                             (3,805)       (13,139)
        Investment in assets held for lease                              (6,983)        (3,754)
        Proceeds from disposal of property and equipment                    669          8,157
        Purchase of business, net of cash received                         --              338
        Net proceeds from sale of notes receivable
          through securitization                                         25,368        101,732
        Change in notes receivable                                      (35,784)       (54,180)
        Other, net                                                         (170)          (866)
                                                                      ---------      ---------
Net cash provided by (used in) investing activities                     (20,705)        38,288
                                                                      ---------      ---------

Cash flows provided by (used in) financing activities
        Net change in bank credit facilities                               --          (55,000)
        Proceeds from Tranche B term loan                                 8,500           --
        Payment of term B loan principal                                   --          (22,497)
        Credit agreement costs                                           (6,163)          --
        Capital investment, net of transaction costs                       --           49,996
                                                                      ---------      ---------
Net cash provided by (used in) financing activities                       2,337        (27,501)
                                                                      ---------      ---------
Net increase in cash                                                     35,215          7,649
Cash and cash equivalents at beginning of period                         41,772         15,630
                                                                      ---------      ---------
Cash and cash equivalents  at end of period                           $  76,987      $  23,279
                                                                      =========      =========

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


Note 3.  Inventories

         Inventories as of September 30, 2001 and December 31, 2000 consisted of the following:

                                          September 30,  December 31,
                                                2001         2000
                                             ---------    ---------
                                             (dollars in thousands)

         Raw materials                       $  39,223    $  42,227
         Work in process                        56,397       68,527
         Finished goods                        112,287      135,499
                                             ---------    ---------
                                               207,907      246,253
         Inventory reserves                    (21,107)     (19,638)
                                             ---------    ---------
                                             $ 186,800    $ 226,615
                                             =========    =========


Note 4.  Notes Receivable

         Notes receivable as of September 30, 2001 and December 31, 2000 consisted of the following:

                                          September 30,  December 31,
                                               2001         2000
                                             --------     --------
                                             (dollars in thousands)

         Notes receivable,
            at contract amount               $  68,150     $ 59,550
        Less: allowance for
            uncollectible contracts               (888)      (1,919)
                                             --------     ---------
         Notes receivable, net                  67,262       57,631
         Less current portion                  (18,716)     (17,693)
                                             ---------    ---------
         Long-term notes receivable          $  48,546     $ 39,938
                                             =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 5.  Long-Term Debt

         Outstanding debt as of September 30, 2001 and December 31, 2000 consisted of the following:

                                                     September 30, December 31,
                                                          2001         2000
                                                       ---------    ---------
                                                        (dollars in thousands)

   11.25% senior subordinated notes, due 2009          $ 152,250    $ 152,250

   Borrowings under senior secured credit facility:
       Term loan B, due 2006                             303,056      303,056
       Tranche B Loan, due 2006,
          including accrued interest                       8,754         --
                                                       ---------    ---------
                                                         463,810      455,306
   Less unamortized discount on 11.25%
       senior subordinated notes                          (1,667)      (1,831)
                                                       ---------    ---------
                                                       $ 462,393    $ 453,475
                                                       =========    =========

         As of September 30, 2001, the Company had borrowings of $311.8 million outstanding under its senior secured credit facility and $150.6 million of 11.25% senior subordinated notes, net of unamortized discount, due 2009. The senior secured credit facility contains financial covenants that the Company will not exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. The Company was not able to comply with all the financial covenants of the agreement as of March 31, 2001 and, accordingly, effective May 3, 2001, it obtained an amendment to the credit facility that waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the credit agreement's financial covenants through the period ending December 31, 2001, and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA, and minimum excess cash flow, each as defined in the amended credit agreement. The revised covenants were based upon the Company's business plan for the year ending December 31, 2001. As of September 30, 2001, the Company was in compliance with the covenants in place. The Company intends to negotiate with its lenders to further amend the senior credit agreement. The Company believes, but there can be no assurance, that it will be able to negotiate an amendment that will provide for its continued compliance with the financial covenants of the senior credit agreement in periods beyond December 31, 2001.

         In addition, the May 3, 2001 amendment provided for an additional $8.5 million term loan (the "Tranche B Loan"), which bears interest at 5% over the adjusted Eurodollar rate, payable in kind. The Tranche B Loan was funded in May 2001 and an affiliate of Parent Company's majority equity holder, an investment group led by Joseph Littlejohn & Levy Fund III L.P. ("JLL Fund III"), purchased a 100% interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) bear interest at the adjusted Eurodollar rate plus 4% per annum, or the adjusted base rate plus 3% per annum.

         The Company incurred $6.4 million of fees and expenses relating to the amendment. The Company capitalized $6.1 million of these costs, which are being amortized over the remaining term of the senior secured credit facility.

         As of September 30, 2001, the Company had no borrowings outstanding under the revolving line of credit and had letters of credit totaling $109.3 million issued against the revolving credit line. The Company had the ability to borrow an additional $34.2 million under the revolving line of credit at September 30, 2001. In May 2001, the Company repaid $32.0 million borrowed under the revolving credit line in January 2001.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 6.  Business Segment Data

         Data for the Company's reportable segments for the three and nine month periods ended September 30, 2001 and 2000 was as follows:

                                                         Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                        ----------------------    ----------------------
                                                           2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
                                                                     (dollars in thousands)

         Revenues:
             Coach Sales                                $ 131,979    $ 105,481    $ 448,546    $ 385,780
             Customer Support Business                     32,375       33,776      102,584      110,077
             Finance                                        2,070          780        6,619        5,287
                                                        ---------    ---------    ---------    ---------
                                                        $ 166,424    $ 140,037    $ 557,749    $ 501,144
                                                        =========    =========    =========    =========

         Operating income (loss):
             Coach Sales                                $   3,625    $  (6,543)   $  10,497    $   7,126
             Customer Support Business                        256           78          230        8,416
             Finance                                         (663)         (60)      (1,250)       1,575
                                                        ---------    ---------    ---------    ---------
                                                        $   3,218    $  (6,525)   $   9,477    $  17,117
                                                        =========    =========    =========    =========

         Total assets as of September 30, 2001 were as follows (dollars in thousands):

             Coach Sales                                $ 530,567
             Customer Support Business                    231,087
             Finance                                       91,763
                                                        ---------
                                                        $ 853,417
                                                        =========


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

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 8.  Comprehensive Income (Loss)

         The Company's comprehensive loss for the three and nine months ended September 30, 2001 and 2000 consisted of:

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,            September 30,
                                                         --------------------    --------------------
                                                           2001        2000        2001        2000
                                                         --------    --------    --------    --------
                                                                    (dollars in thousands)
         Net loss                                        $ (6,399)   $(14,293)   $(28,358)   $(23,343)
         Other comprehensive loss:
            Unrealized translation loss                    (4,667)     (2,449)     (5,598)     (7,048)
            Unrealized loss on hedging instruments           (359)       --          (571)       --
                                                         --------    --------    --------    --------
                                                         $(11,425)   $(16,742)   $(34,527)   $(30,391)
                                                         ========    ========    ========    ========

Note 9.  Commitments and Contingencies

         The Company and certain of its subsidiaries are plaintiffs or defendants in various actions, proceedings and pending claims. Some of the foregoing involve or may involve claims for compensatory, punitive, or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of these legal actions, proceedings and pending claims could be decided against the Company. Although the amount of liability at September 30, 2001 with respect to these matters is not ascertainable, the Company believes that any resulting liability would not materially affect the Company's financial condition or results of operations.

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

         The Company entered into an employment agreement effective January 31, 2000 with C. Roberto Cordaro, who was chief executive officer until his resignation effective February 15, 2001. In connection with this resignation, the Company recorded a non-recurring charge of $1.2 million during the first quarter of 2001 for compensation due Mr. Cordaro.


Note 10.  Restructuring Costs

         During the second quarter of 2001, the Company implemented a program to reduce costs and improve operating efficiencies, resulting in a $3.0 million restructuring charge, primarily for employee termination benefits. Under the program, the Company terminated approximately 100 employees, primarily at its Mexican subsidiary. As of September 30, 2001, the Company has paid $2.4 million in benefits and has accrued remaining obligations under the program of $0.6 million as other current liabilities. The restructuring did not result in the closing of any of the Company's facilities.

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 11. Changes in Other Operating Activities

         Changes in other operating activities for the nine-month periods ended September 30, 2001 and 2000 consisted of:


                                                          Nine Months Ended
                                                             September  30,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
                                                        (dollars in thousands)

       Decrease (increase) in accounts receivable        $(21,300)   $ 27,279
       Decrease (increase) in inventories                  23,049     (31,601)
       Increase (decrease) in accounts payable                152     (19,301)
       Increase (decrease) in accrued income taxes         (2,231)      8,639
       Increase in customer deposits                       41,594      32,847
       All other changes, net                              11,040     (20,579)
                                                         --------    --------
       Changes in other operating activities             $ 52,304    $ (2,716)
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

         The Company's EBITDA for the three and nine months ended September 30, 2001 and 2000 consisted of:

                                               Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                              -------------------    -------------------
                                                2001       2000        2001       2000
                                              --------   --------    --------   --------
                                                       (dollars in thousands)
       EBITDA:
          Operating income (loss)             $  3,218   $ (6,525)   $  9,477   $ 17,117
          Depreciation and amortization          9,806      7,524      25,835     22,323
          Restructuring costs                     --         --         3,000       --
          Non-recurring costs                     --         --         1,250       --
                                              --------   --------    --------   --------
                                              $ 13,024   $    999    $ 39,562   $ 39,440
                                              ========   ========    ========   ========


         During the second quarter of 2001, the Company implemented a cost reduction program and incurred a $3.0 million restructuring charge, primarily for employee termination benefits. During the first quarter of 2001, the Company recorded a non-recurring charge of $1.2 million for compensation due its former chief executive officer.

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

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

         Condensed Consolidated of Statement of Operations (Unaudited)


                                                        Three Months Ended September 30, 2001
                                            -------------------------------------------------------------
                                                                        Non-
                                               MCII     Guarantors   Guarantors  Eliminations  Consolidated
                                            ---------    ---------    ---------    ---------    ---------
                                                                (dollars in thousands)

Revenues                                    $    --      $ 151,151    $  64,050    $ (48,777)   $ 166,424

Cost of sales (exclusive of items
   shown separately below)                       --        119,454       61,933      (52,171)     129,216
Depreciation & amortization expense               247        6,436        3,123         --          9,806
Tax profit allocation - MCI/MCI Ltd.             --          8,974       (8,974)        --           --
Selling, general and marketing expenses         6,074       13,712        4,398         --         24,184
                                            ---------    ---------    ---------    ---------    ---------
Operating income (loss)                        (6,321)       2,575        3,570        3,394        3,218
                                            ---------    ---------    ---------    ---------    ---------
Interest (expense) income                     (11,519)      (3,035)         544         --        (14,010)
Foreign currency gain (loss)                      (84)         175         (280)        --           (189)
Other income (expense)                           (307)        (133)         216         --           (224)
                                            ---------    ---------    ---------    ---------    ---------
                                              (11,910)      (2,993)         480         --        (14,423)
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes             (18,231)        (418)       4,050        3,394      (11,205)
Income tax (provision) benefit                  6,254         (659)        (789)        --          4,806
                                            ---------    ---------    ---------    ---------    ---------
Net income (loss)                           $ (11,977)   $  (1,077)   $   3,261    $   3,394    $  (6,399)
                                            =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Operations (Unaudited)


                                                        Three Months Ended September 30, 2000
                                            -------------------------------------------------------------
                                                                        Non-
                                               MCII     Guarantors   Guarantors  Eliminations  Consolidated
                                            ---------    ---------    ---------    ---------    ---------
                                                               (dollars in thousands)

Revenues                                    $    --      $ 114,604    $  49,655    $ (24,222)   $ 140,037

Cost of sales (exclusive of items
   shown separately below)                       --         90,875       47,251      (24,222)     113,904
Depreciation & amortization expense               126        4,118        3,280         --          7,524
Tax profit allocation - MCI/MCI Ltd.             --          6,989       (6,989)        --           --
Selling, general and marketing expenses         4,663       14,739        5,732         --         25,134
                                            ---------    ---------    ---------    ---------    ---------
Operating income (loss)                        (4,789)      (2,117)         381         --         (6,525)
                                            ---------    ---------    ---------    ---------    ---------
Interest (expense) income                      (8,137)      (6,542)         178         --        (14,501)
Loss on sale of notes receivable
   through securitizaton                         --           (780)        --           --           (780)
Foreign currency loss                             (34)        (200)        (154)        --           (388)
Other expense                                    --           (180)         564         --            384
                                            ---------    ---------    ---------    ---------    ---------
                                               (8,171)      (7,702)         588         --        (15,285)
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes             (12,960)      (9,819)         969         --        (21,810)
Income tax (provision) benefit                  5,221        3,296       (1,000)        --          7,517
                                            ---------    ---------    ---------    ---------    ---------
Net loss                                    $  (7,739)   $  (6,523)   $     (31)   $    --      $ (14,293)
                                            =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

         Condensed Consolidated of Statement of Operations (Unaudited)

                                                        Nine Months Ended September 30, 2001
                                           --------------------------------------------------------------
                                                                        Non-
                                               MCII     Guarantors   Guarantors  Eliminations  Consolidated
                                            ---------    ---------    ---------    ---------    ---------
                                                                (dollars in thousands)

Revenues                                    $    --      $ 486,373    $ 201,144    $(129,768)   $ 557,749

Cost of sales (exclusive of items
   shown separately below)                       --        378,570      194,445     (130,401)     442,614
Depreciation & amortization expense             1,041       15,811        8,983         --         25,835
Tax profit allocation - MCI/MCI Ltd.             --         12,929      (12,929)        --           --
Selling, general and marketing expenses        13,417       42,422       20,984         --         76,823
Restructuring costs                             1,325         --          1,675         --          3,000
                                            ---------    ---------    ---------    ---------    ---------
Operating income (loss)                       (15,783)      36,641      (12,014)         633        9,477
                                            ---------    ---------    ---------    ---------    ---------
Interest (expense) income                     (32,923)     (12,376)       1,646         --        (43,653)
Loss on sale of notes receivable
   through securitizaton                         --           (785)        --           --           (785)
Foreign currency gain (loss)                     (101)         180          (26)        --             53
Other income (expense)                             20         (249)         235         --              6
                                            ---------    ---------    ---------    ---------    ---------
                                              (33,004)     (13,230)       1,855         --        (44,379)
                                            ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes             (48,787)      23,411      (10,159)         633      (34,902)
Income tax (provision) benefit                 20,012      (11,230)      (2,238)        --          6,544
                                            ---------    ---------    ---------    ---------    ---------
Net income (loss)                           $ (28,775)   $  12,181    $ (12,397)   $     633    $ (28,358)
                                            =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Operations (Unaudited)

                                                           Nine Months Ended September 30, 2000
                                             -------------------------------------------------------------
                                                                         Non-
                                                MCII     Guarantors   Guarantors  Eliminations Consolidated
                                             ---------    ---------    ---------    ---------    ---------
                                                                 (dollars in thousands)

Revenues                                     $    --      $ 413,645    $ 184,285    $ (96,786)   $ 501,144

Cost of sales (exclusive of items
   shown separately below)                        --        316,878      167,851      (96,786)     387,943
Depreciation & amortization expense                356       11,816       10,151         --         22,323
Tax profit allocation - MCI/MCI Ltd.              --         21,682      (21,682)        --           --
Selling, general and marketing expenses         11,808       44,961       16,992         --         73,761
                                             ---------    ---------    ---------    ---------    ---------
Operating income (loss)                        (12,164)      18,308       10,973         --         17,117
                                             ---------    ---------    ---------    ---------    ---------
Interest (expense) income                      (30,286)     (15,230)         332         --        (45,184)
Loss on sale of notes receivable
   through securitizaton                          (962)      (3,087)        --           --         (4,049)
Foreign currency gain (loss)                       (93)         (39)       1,929         --          1,797
Other expense                                     --           (337)        (588)        --           (925)
                                             ---------    ---------    ---------    ---------    ---------
                                               (31,341)     (18,693)       1,673         --        (48,361)
                                             ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes              (43,505)        (385)      12,646         --        (31,244)
Income tax (provision) benefit                  17,699       (1,688)      (8,110)        --          7,901
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss)                            $ (25,806)   $  (2,073)   $   4,536    $    --      $ (23,343)
                                             =========    =========    =========    =========    =========


                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

                Condensed Consolidated Balance Sheet (Unaudited)


                                                                             September 30, 2001
                                                        -------------------------------------------------------------
                                                                                    Non-
                                                           MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                        ---------    ---------    ---------    ---------    ---------
                                                                            (dollars in thousands)

ASSETS
Current assets:
      Cash and cash equivalents                         $  71,698    $   1,964    $   3,325    $    --      $  76,987
      Trade accounts receivable                              --         61,080        6,143         --         67,223
      Intercompany receivables (payables)                 580,096     (416,413)      45,519     (209,202)        --
      Current portion of notes receivable                    --          6,680       12,036         --         18,716
      Inventories                                            --        137,045       50,201         (446)     186,800
      Deferred income taxes                                 3,746       12,560        1,483         --         17,789
      Other current assets                                  5,084       10,752        4,702           20       20,558
                                                        ---------    ---------    ---------    ---------    ---------
                  Total current assets                    660,624     (186,332)     123,409     (209,628)     388,073
Property plant & equipment                                  1,536       72,575       38,914          (31)     112,994
Notes receivable                                             --         42,558        5,988         --         48,546
Investments in affiliates                                 160,406         --           --       (160,406)        --
Intangible assets                                           1,642      136,493       60,440         --        198,575
Deferred income taxes- non current                         44,574       10,280       18,197         --         73,051
Other assets                                               22,107        7,604        2,467         --         32,178
                                                        ---------    ---------    ---------    ---------    ---------
                  Total Assets                          $ 890,889    $  83,178    $ 249,415    $(370,065)   $ 853,417
                                                        =========    =========    =========    =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilites:
      Accounts payable                                  $   1,556    $  41,312    $  27,412    $    --      $  70,280
      Accrued compensation and other benefits               1,868        4,324        5,687         --         11,879
      Accrued warranties                                     --         15,074        2,922         --         17,996
      Accrued income taxes                                   --           --         16,006          422       16,428
      Self insurance reserves                               3,800         --           --           --          3,800
      Customer deposits                                      --         87,444        1,477         --         88,921
      Other current liabilities                            10,628        7,618        4,812         --         23,058
                                                        ---------    ---------    ---------    ---------    ---------
                  Total current liabilities                17,852      155,772       58,316          422      232,362
      Long-term debt                                      462,393         --           --           --        462,393
      Pensions and other benefits                          14,369         --          4,497         --         18,866
      Deferred income taxes                                18,059         --          6,011         --         24,070
      Other deferred items & self insurance reserves        5,417        5,942         --           --         11,359
                                                        ---------    ---------    ---------    ---------    ---------
                  Total liabilites                        518,090      161,714       68,824          422      749,050
                                                        ---------    ---------    ---------    ---------    ---------
Stockholder's equity:
      Common stock and additional capital                 623,245      124,612      120,623     (481,884)     386,596
      Accumulated earnings (deficit)                     (250,410)    (204,587)      93,156      111,666     (250,175)
      Accumulated other comprehensive income                  (36)       1,439      (33,188)        (269)     (32,054)
                                                        ---------    ---------    ---------    ---------    ---------
                  Total stockholder's equity              372,799      (78,536)     180,591     (370,487)     104,367
                                                        ---------    ---------    ---------    ---------    ---------
                  Total liabilities and
                       stockholder's equity             $ 890,889    $  83,178    $ 249,415    $(370,065)   $ 853,417
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
                                                          =========    =========    =========    =========    =========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

             Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                Nine Months Ended September 30, 2001
                                                                      --------------------------------------------------------
                                                                                                Non-
                                                                         MCII   Guarantors  Guarantors Eliminations Consolidated
                                                                      --------    --------    --------    --------    --------
                                                                                     (dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)                                                     $(28,775)   $ 12,181    $(12,397)   $    633    $(28,358)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                        1,041      15,811       8,983        --        25,835
    Deferred income taxes                                              (20,276)     12,554      (1,225)       --        (8,947)
    Loss on sale of notes receivable through securitization               --           785        --          --           785
    Loss (gain) on disposal of property and equipment                     --           246         (30)       --           216
    Non-cash interest expense                                            3,534        --          --          --         3,534
    Foreign currency (gain) loss                                           101        (180)         26        --           (53)
    Other non-cash items                                                  (451)      2,762       5,956        --         8,267
    All other operating activities                                       3,115      45,591       3,977        (379)     52,304
                                                                      --------    --------    --------    --------    --------
Net cash provided by (used in) operating activities                     35,047      27,308      (8,772)        254      53,583
                                                                      --------    --------    --------    --------    --------

Cash flows provided by (used in) investing activities
    Capital expenditures                                                  (610)       (999)     (2,196)       --        (3,805)
    Investment in assets held for lease                                   --        (6,983)       --          --        (6,983)
    Proceeds from diposal of property and equipment                       --          --           669        --           669
    Net proceeds from sale of
         notes receivable through securitization                          --        25,368        --          --        25,368
    Other changes in notes receivable                                     --       (44,850)      9,066        --       (35,784)
    Other                                                                 --          --          (170)       --          (170)
                                                                      --------    --------    --------    --------    --------
Net cash provided by (used in) investing activities                       (610)    (27,464)      7,369        --       (20,705)
                                                                      --------    --------    --------    --------    --------

Cash provided by (used in) financing activities
    Proceeds from Tranche B term loan                                    8,500        --          --          --         8,500
    Credit agreement costs                                              (6,163)       --          --          --        (6,163)
    Net change in intercompany receivables/payables                     76,758     (62,442)    (14,062)       (254)       --
                                                                      --------    --------    --------    --------    --------
Net cash provided by (used in) financing activities                     79,095     (62,442)    (14,062)       (254)      2,337
                                                                      --------    --------    --------    --------    --------

Net increase (decrease) in cash                                         36,774        (156)     (1,403)       --        35,215

Cash and cash equivalents at beginning of period                        34,924       2,120       4,728        --        41,772
                                                                      --------    --------    --------    --------    --------
Cash and cash equivalents at end of period                            $ 71,698    $  1,964    $  3,325    $   --      $ 76,987
                                                                      ========    ========    ========    ========    ========

                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), (Continued)


Note 13.  Guarantor Condensed Unaudited Financial Statements, Continued

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                            Nine Months Ended September 30, 2000
                                                                   -------------------------------------------------------------
                                                                                     Non-
                                                                      MCII     Guarantors   Guarantors  Eliminations Consolidated
                                                                   ---------    ---------    ---------    ---------    ---------
                                                                                     (dollars in thousands)

Cash flows provided by (used in) operating activities:
Net income (loss)                                                  $ (25,806)   $  (2,073)   $   4,536    $    --      $ (23,343)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
    Depreciation and amortization                                        356       11,816       10,151         --         22,323
    Deferred income taxes                                            (11,349)       2,763       (1,125)        --         (9,711)
    Loss on sale of notes receivable through securitization              962        3,087         --           --          4,049
    Loss on disposal of property and equipment                          --            199          157         --            356
    Non-cash interest expense                                          2,413         --           --           --          2,413
    Foreign currency (gain) loss                                          93           39       (1,929)        --         (1,797)
    Other non-cash items                                              (4,799)       6,579        3,508         --          5,288
    All other operating activities                                    12,732       (6,722)      (8,710)         (16)      (2,716)
                                                                   ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) operating activities                  (25,398)      15,688        6,588          (16)      (3,138)
                                                                   ---------    ---------    ---------    ---------    ---------
Cash flows provided by (used in) investing activities
    Capital expenditures                                                (507)      (7,160)      (5,472)        --        (13,139)
    Investment in assets held for lease                                 --         (3,754)        --           --         (3,754)
    Purchase of business, net of cash received                           338         --           --           --            338
    Proceeds from sale of property                                      --          8,067           90         --          8,157
    Net proceeds from sale of
         notes receivable through securitization                        --        101,732         --           --        101,732
    Change in notes receivable                                          --        (46,162)      (8,018)        --        (54,180)
    Other                                                               --           (866)        --           --           (866)
                                                                   ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) investing activities                     (169)      51,857      (13,400)        --         38,288
                                                                   ---------    ---------    ---------    ---------    ---------
Cash flows provided by (used in) financing activities
    Net change in bank credit facilities                             (55,000)        --           --           --        (55,000)
    Payment of term B loan principal                                 (22,497)        --           --           --        (22,497)
    Net change in intercompany receivables/payables                   67,390      (66,844)        (562)          16         --
    Capital investment, net of transaction costs                      49,996         --           --           --         49,996
                                                                   ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing activities                   39,889      (66,844)        (562)          16      (27,501)
                                                                   ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash                                       14,322          701       (7,374)        --          7,649
Cash and cash equivalents at beginning of period                       4,163        2,204        9,263         --         15,630
                                                                   ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                         $  18,485    $   2,905    $   1,889    $    --      $  23,279
                                                                   =========    =========    =========    =========    =========


                   MOTOR COACH INDUSTRIES INTERNATIONAL, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Continued


Note 14.  MCII Financial Services Acquisition

         In 1997, MCII Financial Services Inc. ("MFS") was formed to provide collaterlized loans and operating leases to the Company's customers. The Company initially acquired 25% of the voting common stock of MFS. The remaining 75% of the voting common stock was acquired by the indirect controlling shareholders of the Company in 1997. Effective July 2000, the Company acquired the remaining 75% interest in MFS and its wholly owned subsidiaries, MCII Funding Inc. and MCI Acceptance Corp. (together referred to as "MCIFS1") for $750,000. MCIFS1 has been included as a consolidated subsidiary of the Company since the date of acquisition.


Note 15.  Recently Issued Accounting Standards

         On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002 and establishes methodologies for determining the impairment of the carrying value of goodwill. During the nine months ended September 30, 2001 and 2000, the Company recorded goodwill amortization of $4.8 million and $4.9 million, respectively. Management is currently evaluating the methodologies for determining the impairment, if any, of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. Net unamortized goodwill at September 30, 2001 was $198.6 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The following discussion supplements the information found in our historical financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had long-term debt outstanding of $462.4 million, consisting of borrowings of $311.8 million under our senior secured credit facility and $150.6 million of 11.25 % senior subordinated notes, net of unamortized discount, due 2009. We had an additional $34.2 million of borrowings available to us under our senior secured credit facility. Principal on the term loans initially issued under our senior secured credit facility is required to be repaid in quarterly installments through March 31, 2006, with a final payment due on September 30, 2006. We made an optional $5.0 million prepayment on the term loan in December 2000 and elected, in accordance with provisions of the senior secured credit facility, to apply this prepayment against quarterly principal payments due in 2001. Our intention is to fund future quarterly principal payments with funds provided by operations. Our principal liquidity requirements are for debt service requirements under the senior subordinated notes and our senior secured credit facility, and for working capital and capital expenditures. Historically, we have funded our capital and operating requirements with a combination of cash on hand, operating cash flow, proceeds from asset sales, and proceeds from credit facilities and other debt borrowings. We expect to rely on our existing cash on hand, internally generated funds and, to the extent necessary, borrowings under our senior secured credit facility to meet our liquidity needs in the foreseeable future.

Status of Credit Facilities

         As of September 30, 2001, we had borrowings of $311.8 million outstanding under our senior secured credit facility and $150.6 million of 11.25% senior subordinated notes, net of unamortized discount, due 2009. The senior secured credit agreement contains financial covenants that do not permit us to exceed certain leverage ratios or fall below certain interest coverage ratios as specified in the agreement. We were not able to comply with all the financial covenants of the agreement as of March 31, 2001 and, accordingly, effective May 3, 2001, we obtained an amendment to the credit facility that waived any existing conditions of non-compliance with the facility. The amendment, among other things, suspended the credit agreement's financial covenants through the period ending December 31, 2001, and provided for additional financial covenants requiring minimum levels of EBITDA, adjusted EBITDA, and minimum excess cash flow, each as defined in the amended credit agreement. The revised covenants were based upon our business plan for the year ending December 31, 2001. As of September 30, 2001, we were in compliance with the covenants in place. We intend to negotiate with our lenders to further amend the senior credit agreement. We believe, but there can be no assurance, that we will be able to negotiate an amendment that will provide for our continued compliance with the financial covenants of the senior credit agreement in periods beyond December 31, 2001.

         In addition, the May 3, 2001 amendment to our credit facility provided for an additional $8.5 million term loan, the Tranche B Loan, which bears interest at 5% over the adjusted Eurodollar rate, payable in kind. The Tranche B Loan was funded in May 2001 and an affiliate of Parent Company's majority equity holder, an investment group led by Joseph Littlejohn & Levy Fund III L.P. ("JLL Fund III"), purchased a 100% interest in the Tranche B Loan.

         As a result of the amendment, the loans (other than the Tranche B Loan) bear interest at the adjusted Eurodollar rate plus 4% per annum or the adjusted base rate plus 3% per annum.

         We incurred $6.4 million of fees and expenses relating to the amendment. We capitalized $6.1 million of these costs, which are being amortized over the remaining term of the senior secured credit facility.

         As of September 30, 2001, we had no outstanding borrowings under the revolving line of credit and had letters of credit totaling $109.3 million issued against the revolving credit line. We had the ability to borrow an additional $34.2 million under the revolving line of credit at September 30, 2001. In May 2001, we repaid the $32.0 million we borrowed under the revolving credit line in January 2001.

Cash Flows

         Our cash and cash equivalents increased $35.2 million to $77.0 million at September 30, 2001. Operating activities and financing activities provided cash flows of $53.6 million and $2.3 million, respectively. Investing activities used $20.7 million of cash flows.

         Operating Activities

         During the nine months ended September 30, 2001, our operating activities provided cash flows of $53.6 million, primarily from deposits received on orders for new coaches and inventory reductions.

         Investing Activities

         We realized $25.4 million in proceeds from the securitization of our qualifying notes receivable and invested proceeds of $35.8 million, net of collections, to finance customer coach purchases during the nine months ended September 30, 2001. Our capital expenditures during 2001 totaled $3.8 million and we invested $7.0 in assets held for lease.

         Financing Activities

         We borrowed $32.0 million under our revolving credit facility in January 2001, which was repaid in May 2001. In May 2001, we borrowed $8.5 million on a new term loan. See "Status of Credit Facilities" below for a discussion of the new term loan.

         Our working capital decreased to $155.7 million at September 30, 2001 from $198.7 million at December 31, 2000. The working capital decrease is primarily due to management's efforts to decrease inventory levels and to an increase in customer deposits.


Securitization Transaction

          During the second quarter of 2000, we completed the asset securitization transaction permitted under terms of the amendments to our senior secured credit facility. We executed several agreements in conjunction with this asset securitization transaction (together referred to as "Asset Securitization Agreement"), allowing us to sell qualifying receivables and financing leases to a qualified securitization entity up to an aggregate outstanding amount of $250 million. Under the terms of the Asset Securitization Agreement, we sold a substantial portion of our portfolio to MCII Funding II, Inc., an unconsolidated affiliated company, at 97% of the remaining principal balance. MCII Funding II, Inc., then sold these receivables and leases at 100% of the remaining principal balance to the Special Purpose Accounts Receivable Cooperative Corporation ("SPARC"). We recognized losses on the sale of notes to MCII Funding II, Inc. while MCII Funding II, Inc. recognized gains on the sale of the notes to SPARC. During the nine months ended September 30, 2001, we recognized net proceeds from securitization transactions of $25.4 million. As of September 30, 2001, we had no availability to sell additional receivables under the Asset Securitization Agreement.

RESULTS OF OPERATIONS

              Three Months Ended September 30, 2001 as Compared to
                     Three Months Ended September 30, 2000

OVERVIEW

Revenues

         Revenues for the three months ended September 30, 2001were $166.4 million, an increase of $26.4 million, or 18.9%, from $140.0 million for the comparable period of 2000. Revenues from Coach Sales during the three months ended September 30, 2001 increased $26.5 from the comparable period of 2000, primarily due to an overall increase in unit deliveries. Revenues from our Customer Support Business during the three months ended September 30, 2001 decreased $1.4 million from the comparable period of 2000, due to product availability issues and to a business slow down due directly to the events of September 11, 2001. Revenues from our Finance Operations increased $1.3 million from the comparable period of 2000, primarily due to an increase in our notes receivable portfolio.

Gross Profit

         Gross profit for the three months ended September 30, 2001 was $37.2 million, an increase of $11.1 million, or 42.4%, from $26.1 million for the comparable period of 2000. Our gross profit margin increased to 22.4% in the three months ended September 30, 2001, as compared to 18.7% in the comparable period of 2000. The increase in gross profit and gross profit margin is primarily attributable to increased new coach unit sales and to the realization of benefits from the program management instituted in the second quarter of 2001 to reduce costs and improve operating efficiencies.

Operating Expenses

         Depreciation and amortization expense for the three months ended September 30, 2001 of $9.8 million increased $2.3 million, or 30.3%, from $7.5 million for the comparable period of 2000. The increase is primarily due to depreciation expense associated with our investment in coaches held for lease.

         Selling, general and administrative expenses for the three months ended September 30, 2001 of $24.2 million decreased $0.9 million, or 3.8%, from $25.1 million for the comparable period of 2000. The decrease is primarily due to management's program to reduce operating costs and improve efficiencies.

Operating Income (Loss)

         Operating income for the three months ended September 30, 2001 totaled $3.2 million, as compared to an operating loss of $6.5 million during the comparable period of 2000. The increase in operating income is primarily due to the increase in gross profit.

Other Income (Expense)

         Interest expense for the three months ended September 30, 2001 of $14.0 million decreased $.05 million, or 3.4%, from $14.5 million for the comparable period of 2000 primarily due to lower average interest rates.

         During the second quarter of 2000, we entered into a series of asset securitization transactions resulting in the sale of receivables to an unconsolidated affiliated company at 97% of the principal. During the three months ended September 30, 2000 we realized losses on the securitization of notes receivable of $0.8 million. We did not enter into any securitization transactions during the three months ended September 30, 2001.

         Foreign currency losses of $0.2 million for the three months ended September 30, 2001 and $0.4 million for the comparable period of 2000 were due to net currency losses from our Canadian and Mexican subsidiaries.

         Other expense was $0.2 million for the three months ended September 30, 2001 as compared to other income of $0.4 million for the comparable period of 2000. We recognized losses on disposal of equipment in 2001 as compared to gains on disposal of equipment in 2000.

Income Taxes

         We incurred a loss before income taxes of $11.2 million during the three months ended September 30, 2001, as compared to a loss before income taxes of $21.8 million during the comparable period of 2000. The income tax benefit for the three months ended September 30, 2001 was $4.8 million as compared to an income tax benefit of $7.5 million for the comparable period of 2000. The income tax benefit decrease between the two comparable periods was primarily the result of the decrease in our loss before income taxes and a decrease in the operating loss of our Mexican subsidiary. We are not able to recognize an income tax benefit on the operating loss of our Mexican subsidiary.


SEGMENT RESULTS

         The following table presents revenues and operating income (loss) for each of the Company's business segments for the three month periods ended September 30, 2001 and 2000.

                                                 Three Months Ended
                                                    September 30,
                                               ----------------------
                                                  2001         2000
                                               ---------    ---------
                                               (dollars in thousands)

         Revenues:
             Coach Sales                       $ 131,979    $ 105,481
             Customer Support Business            32,375       33,776
             Finance                               2,070          780
                                               ---------    ---------
                                               $ 166,424    $ 140,037
                                               =========    =========

         Operating income (loss):
             Coach Sales                       $   3,625    $  (6,543)
             Customer Support Business               256           78
             Finance                                (663)         (60)
                                               ---------    ---------
                                               $   3,218    $  (6,525)
                                               =========    =========


Coach Sales

         Revenues from Coach Sales of $132.0 million for the three months ended September 30, 2001 increased by $26.5 million, or 25.1%, from $105.5 million during the comparable period of 2000. Revenue from sales of new coaches increased by $26.2 million, or 27.0%, over the comparable period of 2000. An overall increase in coach deliveries to the public sector was partially offset by decreased coach deliveries to independent tour and charter operators.

         Our gross profit margin from Coach Sales increased to 21.6% during the three months ended September 30, 2001 as compared to 16.7% in the comparable period of 2000. The increase in gross profit margin is primarily attributable to increased new coach unit sales and to the realization of benefits from the program management instituted in the second quarter of 2001 to reduce costs and improve operating efficiencies.

         Operating income from Coach Sales was $3.6 million for the three months ended September 30, 2001 as compared to an operating loss of $6.5 million during the comparable period of 2000. The increase in operating income is primarily due to the increase in gross profit.


Customer Support Business

         Revenues from our Customer Support Business of $32.4 million for the three months ended September 30, 2001 decreased by $1.4 million, or 4.1%, from $33.8 million during the comparable period of 2000. The revenue decrease is primarily due to product availability issues and to a business slow down due directly to the events of September 11, 2001. See also Legal Proceedings for recent developments.

         The gross profit margin from our Customer Support Business for the three months ended September 30, 2001 decreased to 20.7% in 2001 from 22.9% during the comparable period of 2000. The decrease in the gross margin percentage is attributable to lower sales volume and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         Operating income from our Customer Support Business was $0.3 million for the three months ended September 30, 2001, as compared to operating income of $0.1 million during the comparable period of 2000.


Finance Operations

         Revenues from our Finance Operations increased $1.3 million from the comparable period of 2000, primarily due to an increase in our notes receivable portfolio.

         Operating loss from our Finance Operations for the three months ended September 30, 2001 was $0.7 million, as compared to an operating loss of $0.1 million during the comparable period of 2000. The increase in operating loss was due primarily to an increase during 2001 in the provision for doubtful accounts.



               Nine Months Ended September 30, 2001 as Compared to
                      Nine Months Ended September 30, 2000

OVERVIEW

Revenues

         Revenues for the nine months ended September 30, 2001 were $557.7 million, an increase of $56.6 million, or 11.3%, from $501.1 million for the comparable period of 2000. Revenues from Coach Sales during the nine months ended September 30, 2001 increased $62.8 million from the comparable period of 2000, primarily due to an overall increase in unit deliveries. Revenues from our Customer Support Business during the nine months ended September 30, 2001 decreased $7.5 million from the comparable period of 2000, primarily due to product availability issues. Revenues from our Finance Operations increased $1.3 million from the comparable period of 2000, primarily due to an increase in our notes receivable portfolio.

Gross Profit

         Gross profit for the nine months ended September 30, 2001 was $115.1 million, an increase of $1.9 million, or 1.7%, from $113.2 million for the comparable period of 2000. Our gross profit margin decreased to 20.6% in the nine months ended September 30, 2001, as compared to 22.6% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs in the first half of 2001 and a shift in the 2001 sales mix.

Operating Expenses

         Depreciation and amortization expense for the nine months ended September 30, 2001 of $25.8 million increased $3.5 million, or 15.7%, over the comparable period of 2000. The increase is primarily due to depreciation expense associated with our investment in coaches held for lease and to capital expenditures made during the second half of 2000.

         Selling, general and administrative expenses for the nine months ended September 30, 2001 of $76.8 million increased $3.0 million, or 4.2%, from $73.8 million for the comparable period of 2000. The increase is due primarily to a non-recurring compensation charge of $1.2 million relating to an employment agreement with our former chief executive officer, who resigned in February 2001, and to new product introduction costs. The effect of these costs was partially offset by management's program to reduce operating costs and improve efficiencies as discussed below.

         During the second quarter of 2001, the Company implemented a program to reduce costs and improve operating efficiencies, resulting in a $3.0 million restructuring charge, primarily for employee termination benefits.

Operating Income (Loss)

         Operating income for the nine months ended September 30, 2001 totaled $9.5 million, as compared to operating income of $17.1 million during the comparable period of 2000. The decrease in operating income is primarily due to the increase in operating expenses as discussed above.

Other Income (Expense)

         Interest expense for the nine months ended September 30, 2001 of $43.7 million decreased $1.5 million, or 3.4%, from $45.2 million for the comparable period of 2000 due to lower average interest rates.

         During the second quarter of 2000, we entered into a series of asset securitization transactions resulting in the sale of receivables to an unconsolidated affiliated company at 97% of the principal. During the nine months ended September 30, 2001 we realized losses on the securitization of notes receivable of $0.8 million as compared to losses of $4.0 million during the comparable period of 2000. The decrease in securitization losses in 2001 is due to the volume of the initial securitization transaction in the second quarter of 2000.

         Foreign currency gains were $.1 million for the nine months ended September 30, 2001 as compared to foreign currency gains of $1.8 million for the comparable period of 2000 due to net currency gains from our Canadian and Mexican subsidiaries.

         Other expense of $0.9 million for the nine months ended September 30, 2000 was primarily attributable to losses on disposal of equipment at our Mexican manufacturing facility.

Income Taxes


         Our loss before income taxes increased to $34.9 million during the nine months ended September 30, 2001, as compared to a loss before income taxes of $31.2 million during the comparable period of 2000. The income tax benefit for the nine months ended September 30, 2001 was $6.5 million, as compared to an income tax benefit of $7.9 million for the comparable period of 2000. The income tax benefit decrease in the nine months ended September 30, 2001 was the result of an increase in the operating loss of our Mexican subsidiary and the effect of expenses that are not deductible for income tax purposes. We are not able to recognize an income tax benefit on the operating loss of our Mexican subsidiary.

SEGMENT RESULTS

         The following table presents revenues and operating income (loss) for each of the Company's business segments for the nine month periods ended September 30, 2001 and 2000.

                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
                                                   (dollars in thousands)
         Revenues:
             Coach Sales                           $ 448,546    $ 385,780
             Customer Support Business               102,584      110,077
             Finance                                   6,619        5,287
                                                   ---------    ---------
                                                   $ 557,749    $ 501,144
                                                   =========    =========
         Operating income (loss):
             Coach Sales                           $  10,497    $   7,126
             Customer Support Business                   230        8,416
             Finance                                  (1,250)       1,575
                                                   ---------    ---------
                                                   $   9,477    $  17,117
                                                   =========    =========

Coach Sales

         Revenues from Coach Sales of $448.5 million for the nine months ended September 30, 2001 increased by $62.7 million, or 16.3%, from $385.8 million during the comparable period of 2000. Revenue from sales of new coaches increased by $60.0 million, or 16.9%, over the comparable period of 2000. An overall increase in coach deliveries to the public sector was partially offset by decreased coach deliveries to national coach fleet operators and independent tour and charter operators. Pre-owned coach revenue during the nine months ended September 30, 2001 increased $2.7 million, or 8.9%, over the comparable period of 2000. Our average selling price of pre-owned coaches increased during the nine months ended September 30, 2001, as compared to the prior year period, due to a more favorable sales mix.

         Our gross profit margin from Coach Sales decreased to 19.5% during the nine months ended September 30, 2001, as compared to 20.3% in the comparable period of 2000. The decrease in gross profit margin is primarily due to the impact of new product startup costs in the first half of 2001.

         Our operating income from Coach Sales was $10.5 million for the nine months ended September 30, 2001 as compared to operating income of $7.1 million during the comparable period of 2000. The increase in operating income is primarily due to an increase in new coach deliveries, partially offset by the impact of new product startup costs and increased operating expenses, primarily during the first half of 2001.


Customer Support Business

         Revenues from our Customer Support Business of $102.6 million for the nine months ended September 30, 2001 decreased by $7.5 million, or 6.8%, from $110.1 million during the comparable period of 2000. During the nine months ended September 30, 2001, we continued to experience product availability problems. See also Legal Proceedings for recent developments.

         The gross profit margin from our Customer Support Business for the nine months ended September 30, 2001 decreased to 20.8% in 2001 from 26.8% during the comparable period of 2000. The decrease in the gross margin percentage is attributable to lower sales volume and market conditions which restricted our ability to pass our normal labor and other cost increases along to our customers.

         During the nine months ended September 30, 2001 our Customer Support Business had operating income of $0.2 million, as compared to operating income of $8.4 million during the comparable period of 2000. The 2001 decrease in operating income is due primarily to the revenue decline and to the decrease in gross margin.

Finance Operations

         Revenues from our Finance Operations increased $1.3 million from the comparable period of 2000, primarily due to an increase in our notes receivable portfolio.

         Our operating loss from our Finance Operations for the nine months ended September 30, 2001 was $1.2 million, as compared to operating income of $1.6 during the comparable period of 2000. The operating loss was due primarily to an increase in the provision for doubtful accounts.

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

         Our obligations under the senior secured credit facility include interest at floating rates, based on certain quoted rates. We are sensitive to changes in prevailing interest rates. An increase of 1% in the applicable base interest rates, based upon $311.8 million of borrowings under the facility as of September 30, 2001, would result in additional annual interest expense of $3.1 million ($1.9 million after tax) to us and would not be material to our cash flow or financial position.

         As a company with multi-national operations, certain of our transactions are denominated in foreign currencies. We use financial instruments to hedge or reduce our overall exposure to the effects of currency fluctuations in our cash flows. These derivative instruments are used for firmly committed or forecasted transactions. These transactions allow us to further reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts offset losses and gains on the transactions being hedged. Our policy is not to speculate in such financial instruments for profit or gain. At September 30, 2001, we had open hedging instruments, expiring at various dates through December 2001, to purchase $29.3 million Canadian dollars for $19.0 million US dollars.

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

         In December 1999, we filed a complaint in arbitration against Novabus of America, Inc. and Novabus Parts, Inc. (collectively "Novabus") in which we contended, among other things, that Novabus breached its agreement with us by instructing third-party suppliers of RTS aftermarket parts to discontinue selling such parts to us. On May 23, 2001, the arbitration panel rendered a decision finding that Novabus violated the subject agreement by, among other things, causing third-party suppliers to discontinue selling RTS proprietary parts to us, and ordered that Novabus forthwith notify such suppliers that we are entitled to purchase such parts. The panel further ordered that the issue of damages be remanded to the parties for a period of 90 days after which the panel would schedule a hearing if the parties are unable to reach agreement as to our damages. The parties have been unable to reach agreement as to damages, and therefore a hearing has been scheduled for April 2002.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         a)       Exhibits
                  --------

                   None.




               b) Reports on Form 8-K
                  -------------------

                   None.

                                   SIGNATURES



         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized to sign on behalf of the registrant as its duly authorized officer and as its principal financial officer.





                                      MOTOR COACH INDUSTRIES INTERNATIONAL, INC.

November 13, 2001                     By:      /s/ ALLAN D. SWANSON
                                              -------------------------
                                                   Allan D. Swanson
                                               Chief Financial Officer